Form 10-Q
period 1995-03-31
ASSUMPTION BANCSHARES INC
filed 1995-05-15
CIK 742356

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                          FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR QUARTER ENDED MARCH 31, 1995


               Commission file number 2-90033


                 ASSUMPTION BANCSHARES, INC.
     (Exact name of registrant specified in its charter)


                          Louisiana
(State or other jurisdiction of incorporation or organization)


                         72-0121470
            (I.R.S. Employer Identification No.)


                        P.O. Box 398
                     110 Franklin Street
                  Napoleonville, Louisiana
           (Address of principal executive office)

                            70390
                         (Zip code)

                       (504) 369-7269
    (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X    NO


     Number of shares outstanding as of March 31, 1995:

                    160,000 Common Shares

                 ASSUMPTION BANCSHARES, INC.

       Condensed Consolidated Statements of Condition

            March 31, 1995 and December 31, 1994


                                                    March 31,  December 31,
                       Assets                          1995        1994
                       ______                     ____________  ____________
                                                   (Unaudited)
Cash and due from banks                           $  4,766,264    5,646,119
Federal funds sold                                   3,150,000    4,800,000
                                                  ____________  ____________
         Cash and cash equivalents                   7,916,264   10,446,119

Interest-bearing time deposits                          99,000       99,000
Securities:
  Held-to-maturity (market value of $25,284,000
    and $23,765,000 at March 31, 1995 and
    December 31, 1994, respectively)                26,061,280   25,509,568
  Available-for-sale (amortized cost of $17,216,000
    and $18,002,000 at March 31, 1995 and
    December 31, 1994, respectively)                16,788,304   17,166,810

Loans                                               52,240,492   50,575,872
  Less allowance for loan losses                     1,111,722    1,103,823
                                                 _____________  ____________
         Net loans                                  51,128,770   49,472,049

Other real estate                                      144,161      187,243
Bank premises and equipment, net                     2,162,105    2,052,931
Accrued interest receivable                            799,359      819,816
Other assets                                           559,623      672,006
                                                 _____________  ____________

                                                 $ 105,658,866  106,425,542
                                                 =============  ============

      Liabilities and Stockholders' Equity
      ____________________________________

Deposits:
  Noninterest-bearing demand                        11,727,584   11,419,962
  NOW accounts                                      19,610,201   21,559,771
  Money market accounts                             11,099,637   11,186,172
  Savings and IRA accounts                          23,312,681   23,604,166
  Certificates and other time deposits,
    $100,000 and over                                3,759,083    3,648,964
  Other certificates of deposit                     27,252,880   26,833,732
                                                  _____________ ____________
                                                    96,762,066   98,252,767

Accrued interest payable                               278,971      193,474
Other liabilities and accrued expenses                 172,703       63,584
                                                  _____________ _____________
         Total liabilities                          97,213,740   98,509,825
                                                  _____________ _____________
Stockholders' equity:
  Common stock                                         800,000      800,000
  Paid-in capital                                      450,000      450,000
  Retained earnings                                  7,477,403    7,217,554
  Net unrealized loss on securities                   (282,277)    (551,837)
                                                  _____________ _____________

         Total stockholders' equity                  8,445,126    7,915,717
                                                  _____________ _____________
                                                 $ 105,658,866  106,425,542
                                                 ============== =============

See   accompanying  notes  to  condensed  consolidated  financial statements.


                 ASSUMPTION BANCSHARES, INC.

         Condensed Consolidated Statements of Income
                         (Unaudited)

         Three months ended March 31, 1995 and 1994



                                                      1995           1994
                                                 _____________  ____________
Interest income:
  Interest and fees on loans                        $ 1,106,340       981,634
  Interest on securities:
    Taxable                                             512,998       580,525
    Exempt from federal income taxes                    160,190        80,916
  Interest on federal funds sold                         73,699        62,973
  Interest on deposits with banks                         2,034           999
                                                   _____________  ___________

         Total interest income                        1,855,261     1,707,047

Interest expense on deposits                            741,085       651,147
                                                   _____________  ____________

         Net interest income                          1,114,176     1,055,900

Provision for loan losses                                 9,000        30,000
                                                   _____________  ____________

         Net interest income after provision
           for loan losses                            1,105,176     1,025,900

Other income                                            150,768       131,709
Other expenses                                         (922,445)     (802,235)
                                                  _______________  ___________

         Income before income taxes                     333,499       355,374

Income tax expense                                       73,650        73,411
                                                  _______________  ___________

         Net income                                 $   259,849       281,963
                                                  ===============  ===========

Per share data:

  Net income                                        $      1.62          1.76
                                                   ==============  ===========

  Number of shares used in computation                  160,000       160,000
                                                   ==============  ===========


See   accompanying  notes  to  condensed  consolidated  financial statements.



                 ASSUMPTION BANCSHARES, INC.

Condensed Consolidated Statements of Changes in Stockholders'
                           Equity
                         (Unaudited)

         Three months ended March 31, 1995 and 1994


                                                                       Net
                                                                    unrealized
                                                                       gain            Total
                           Common        Paid-in       Retained      (loss) on      stockholders'
                            stock        capital       earnings      securities        equity
                         ___________  _____________  _____________ ______________  ______________
Balances at
  December 31, 1993       $ 800,000      450,000       6,411,335       271,185        7,932,520

Net income for three
  months ended
  March 31, 1994               -            -            281,963           -            281,963

Decrease in net
  unrealized gain
  on securities                -            -               -         (222,142)        (222,142)
                         ___________  _____________  _____________ ______________  ______________

Balances at
  March 31, 1994          $ 800,000      450,000       6,693,298        49,043        7,992,341
                         ===========  =============  ============= ==============  ==============

Balances at
  December 31, 1994         800,000      450,000       7,217,554      (551,837)       7,915,717

Net income for three
  months ended
  March 31, 1995               -            -            259,849          -             259,849

Decrease in net
  unrealized loss
  on securities                -            -               -          269,560          269,560
                         ___________  _____________  ______________ _____________  ______________

Balances at
  March 31, 1995          $ 800,000      450,000       7,477,403      (282,277)       8,445,126
                         ===========  =============  ============== =============  ==============

See   accompanying  notes  to  condensed  consolidated  financial statements.


                 ASSUMPTION BANCSHARES, INC.

       Condensed Consolidated Statements of Cash Flows
                         (Unaudited)

         Three months ended March 31, 1995 and 1994

                                                       1995         1994
                                                    ___________  __________
Cash flows from operating activities:
  Net income                                       $   259,849     281,963
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation                                       49,950      49,949
     Provision for loan losses                           9,000      30,000
     Net gain on sale of securities                    (17,713)     (2,359)
     Gain on sale of other assets acquired in
       settlement of loans                             (10,000)         -
     Decrease in accrued interest receivable            20,457      19,062
     Increase in accrued interest payable               85,497      10,427
     Increase in other assets and other
       liabilities                                      82,742      99,119
                                                     __________  __________
         Net cash provided by operating
           activities                                  479,782     488,161
                                                     __________  __________

Cash flows from investing activities:
  Proceeds from sales of securities available
    for sale                                           968,516   2,842,603
  Maturities of and principal payments
    on securities held-to-maturity                     721,982   3,149,148
  Purchases of securities available-for-sale          (489,531)        -
  Maturities of and principal payments
    on securities available-for-sale                   325,554   1,009,539
  Purchases of securities held-to-maturity          (1,273,694) (8,513,417)
  Loans originated, net of principal
    collections                                     (1,665,721) (1,431,662)
  Proceeds from sales of other real estate              53,082         -
  Capital expenditures                                (159,124)    (88,467)
                                                    ___________ ____________
          Net  cash used in investing activities    (1,518,936) (3,032,256)
                                                    ___________ ____________
Cash flows from financing activities:
  Net increase (decrease) in demand deposits,
    NOW accounts, money market accounts and
    savings accounts                                (2,019,968)  1,350,494
  Net increase (decrease) in certificates of
    deposit and other time deposits of $100,000
    and over                                           529,267     (15,470)
                                                   ____________ ____________
         Net cash provided (used) in financing
           activities                               (1,490,701)  1,335,024
                                                   ____________ ____________
         Net decrease in cash and cash
           equivalents                              (2,529,855) (1,209,071)

Cash  and  cash equivalents at beginning of period  10,446,119  11,650,432
                                                   ____________ ____________
Cash and cash equivalents at end of period        $  7,916,264  10,441,361
                                                   ============ ============
Supplemental disclosures:
    Interest paid                                 $    655,588     640,719
                                                   ============ ============

See accompanying notes to condensed consolidated financial statements.


                 ASSUMPTION BANCSHARES, INC.

    Notes to Condensed Consolidated Financial Statements

         Three months ended March 31, 1995 and 1994


The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations for the interim periods presented. All adjustments are of a normal recurring nature.

Cash and Cash Equivalents
_________________________

For purposes of the condensed consolidated statements of cash flows, cash and cash equivalents represent cash and due from banks and federal funds sold.

Securities
__________

The Bank adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115) at December 31, 1993. Under Statement 115, the Bank classifies its securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near future. Held-to-maturity securities are those securities in which the Bank has the ability
and  intent  to  hold  the security until  maturity.   All  other
securities not included in trading or held-to-maturity are classified as available-for-sale.

Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of the related tax effect, on the available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized. Transfers of securities between categories are recorded at fair value at the date of transfer. Unrealized holding gains and losses are recognized in earnings for transfers into trading securities. Unrealized holding gains or losses associated with transfers of securities from held-to-maturity to available-for sale are recorded as a separate component of stockholders' equity. The unrealized holding gains or losses included in the separate component of equity for securities transferred from available-for-sale to held-to-maturity are maintained and amortized into earnings over the remaining life of the security as an adjustment to yield in a manner consistent with the amortization or accretion of premium or discount on the associated security.

A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary results in a charge to earnings resulting in the establishment of a new cost basis for the security.

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method. Interest income is recognized when earned. Realized gains and losses for securities classified as available-for-sale and held-to-maturity are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

                 ASSUMPTION BANCSHARES, INC.

    Notes to Condensed Consolidated Financial Statements


Earnings per share
__________________

Earnings per share have been computed on the basis of the weighted average number of shares outstanding.

Reclassification
________________

Certain reclassifications were made to the condensed consolidated statements of cash flows of prior periods to conform with the 1994 presentation.

Change  in  Accounting Principles - Accounting by  Creditors  for
Impairment of a Loan
____________________

During the first quarter of 1995, the Bank adopted Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan (SFAS No. 114) and Statement of Financial Accounting Standards No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures (SFAS No. 118). Pursuant to SFAS No. 114 and SFAS No. 118, a
loan is considered to be impaired when it is probable that a creditor will be unable to collect principal and interest amounts due according to the contractual terms of the loan agreement. When a loan is impaired, the measurement of its impairment can be determined in one of three ways, as follows: (1) the present value of the expected cash flows of the loan discounted at the loan's original effective interest rate, (2) the observable market price of the impaired loan, or (3) the fair value of the collateral of a collateral-dependent loan. The amount by which the recorded investment in the loan exceeds the measure of the impaired loan is recognized by recording a valuation allowance with a corresponding charge to the provision for possible credit losses. The effect of adopting SFAS 114 and SFAS 118 on the Bank's financial condition and results of operations was immaterial.

At  March  31,  1995, the recorded investment in  loans  that  is considered to be impaired under SFAS 114 was $795,000, all of which were on nonaccrual, for which the related allowance for possible credit losses was $180,000. The average recorded investment in impaired loans during the first quarter of 1995 was approximately $595,000 and the Bank recognized no interest income on those impaired loans in the first quarter of 1995.

                 ASSUMPTION BANCSHARES, INC.

           Management's Discussion and Analysis of
        Financial Condition and Results of Operations


Results of Operations
_____________________

Net interest income for the three months ended March 31, 1995 was slightly higher than amounts for the three-month period ended
March  31, 1994.  The Bank's net interest margins were 4.16%  and
3.82%, at March 31, 1995 and 1994, respectively.

The first quarter 1995 provision for loan losses was $9,000 compared to $30,000 for the first quarter of 1994. This lower provision is due to the continued low level of charge-offs experienced by the Bank. Net charge-offs for the three months ended March 31, 1995 were $1,000. Additionally, the Bank's allowance for loan losses as a percentage of gross loans has remained consistent at 2.13% and 2.18% at March 31, 1995 and December 31, 1994, respectively.

Changes in the total allowance for loan losses for the three months ended March 31, 1995 and 1994 were as follows:

                                          Three months
                                             ended
                                        1995        1994
                                    ____________ ___________

Balance at beginning of period      $ 1,103,823   1,129,774

Charge-offs                             (15,710)     (7,314)
Recoveries                               14,609       7,976
                                    ____________ ____________
  Net (charge-offs) recoveries           (1,101)        662

Provision for loan losses                 9,000      30,000
                                    ____________ ____________
  Balance at end of period          $ 1,111,722   1,160,436
                                    ============ ============


Other expenses at March 31, 1995 totaled $922,445, up from $802,235 for the first quarter 1994. Salary expense is higher in 1995 due primarily to the timing of certain wages compared to the first quarter of 1994. The Bank also expended more on advertising and consulting fees in the first quarter of 1995 as compared to the same period in 1994.

The provision for income taxes is based on management's estimate of the expected effective tax rate for the entire year.

Liquidity and Capital Resources
_______________________________

Fluctuating interest rates and competitive forces in the financial services industry have intensified the need for management  of  and  matching maturities of  various  assets  and liabilities. This process involves maintaining liquidity and controlling interest rate sensitivity. The goal of liquidity management is to ensure funds are available for customer needs. Interest rate sensitivity management attempts to match shifts in earning asset yields with interest paying liability rates.

                 ASSUMPTION BANCSHARES, INC.

           Management's Discussion and Analysis of
        Financial Condition and Results of Operations


Securities, comprised of U.S. Treasuries, obligations of states and municipalities and government guaranteed mortgage-backed securities, represented 40.6% and 40.1% of total assets at March 31, 1995 and DecemberE31, 1994, respectively. The securities portfolio is managed with the primary objective of generating interest income while maintaining an appropriate level of asset liquidity and controlling the Bank's net interest rate risk position.

The market value of the securities portfolio at March 31, 1995 was 98% of book value, compared to 96% at December 31, 1994. Management does not anticipate any significant effect on future earnings, liquidity or capital resources as a result of the amounts of unrealized gains or unrealized losses in the securities portfolio.

Net earnings for the first quarter 1995 of $260,000 increased the Bank's stockholders' equity while the unrealized losses on securities classified as available-for-sale decreased by $270,000, resulting in a net increase in equity for the first three months of 1995 of $530,000. Management is not aware of any recommendations by regulatory authorities or other matters which are reasonably likely to have a material effect on the Bank's capital resources, liquidity or operations.

During the first quarter of 1995, the Company adopted Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan (SFAS 114) and Statement of Financial Accounting Standards No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures (SFAS 118). See Notes to the Condensed Consolidated Financial Statements for additional information concerning the Company's adoption of SFAS 114 and SFAS 118.

                           PART II
                           _______

Items 1 through 5 are not applicable.
__________________

Item  6.   Exhibits and Reports on Form 8-K.   No  Form  8-K  was
required to be filed during the quarter ended March 31, 1995.


                          SIGNATURE
                          _________

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   /s/ Joseph H. Montero
                                 _______________________________
                                  Joseph H. Montero,
                                    President and
                                    Chief Executive Officer



                                 Date:  May 15, 1995