Form 10-Q
period 1995-06-30
ASSUMPTION BANCSHARES INC
filed 1995-08-14
CIK 742356

UNITED STATES
                                 SECURITIES AND EXCHANGE COMMISSION
                                      Washington, D.C.  20549

                                          FORM 10-Q

                          QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                            OF THE SECURITIES EXCHANGE ACT OF 1934
                               FOR QUARTER ENDED JUNE 30, 1995


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

          YES   X    NO


                         Number of shares outstanding as of June 30, 1995:

                                       160,000 Common Shares

                                    ASSUMPTION BANCSHARES, INC.

                           Condensed Consolidated Statements of Condition

                                June 30, 1995 and December 31, 1994


                                                  June 30,     December 31,
                   Assets                           1995           1994
                                              ________________ _______________
                                                 (Unaudited)

          Cash and due from banks               $  4,680,892    $  5,646,119
          Federal funds sold                       3,250,000       4,800,000
                                              ________________ _______________

                 Cash and cash equivalents         7,930,892      10,446,119

          Interest-bearing deposits                   99,000          99,000
          Securities:
          Held-to-maturity (market values
           of $26,970,000 and $23,765,000
           at June 30, 1995 and
           December 31, 1994, respectively)       26,753,680      25,509,568
          Available-for-sale (amortized cost of
           $12,441,874 and $18,002,372 at June 30,
           1995 and December 31, 1994,
           respectively)                          12,267,283      17,166,810

          Loans                                   52,940,073      50,575,872
          Less allowance for possible loan losses  1,091,725       1,103,823
                                              ________________ _______________

                  Net loans                       51,848,348      49,472,049

          Other real estate                          132,330         187,243
          Bank premises and equipment, net         2,243,322       2,052,931
          Accrued interest receivable                792,303         819,816
          Other assets                               550,430         672,006
                                              ________________ _______________

                                               $ 102,617,588     106,425,542
                                              ================ ===============

              Liabilities and Stockholders' Equity
              _____________________________________

          Deposits:
          Noninterest-bearing demand              11,263,821      11,419,962
          NOW accounts                            17,364,197      21,559,771
          Money market accounts                   10,309,654      11,186,172
          Savings and IRA accounts                23,282,849      23,604,166
          Certificates and other time deposits
          $100,000 and over                        3,329,465       3,648,964
          Other certificates of deposit           27,718,995      26,833,732
                                              ________________ _______________

                                                  93,268,981      98,252,767

          Accrued interest payable                   278,910         193,474
          Other liabilities and accrued expenses     186,175          63,584
                                              ________________ _______________
                   Total liabilities              93,734,066      98,509,825
                                              ________________ _______________

          Stockholders' equity:
          Common stock                               800,000         800,000
          Paid-in capital                            450,000         450,000
          Retained earnings                        7,746,927       7,217,554
          Net unrealized loss on securities         (113,405)       (551,837)
                                              ________________ _______________

                   Total stockholders' equity      8,883,522       7,915,717
                                              ________________ _______________
                                               $ 102,617,588     106,425,542
                                              ================ ===============

         See accompanying note to condensed consolidated financial statements.

                                    ASSUMPTION BANCSHARES, INC.

                            Condensed Consolidated Statements of Income
                                            (Unaudited)

                  Three months and six months ended June 30, 1995 and 1994

                                               Three months ended        Six months ended
                                               ___________________      __________________
                                               June 30,   June 30,      June 30,   June 30,
                                                1995        1994          1995       1994
                                                _____       _____         _____      _____
Interest income:
    Interest and fees on loans              $ 1,175,775   1,031,879      2,282,115  2,013,513
    Interest on investment securities:
      Taxable                                   477,604     565,916        990,602  1,145,442
      Exempt from federal income taxes          176,943     112,635        337,133    193,551
    Interest on federal funds sold               44,245      47,473        117,944    110,446
    Interest on deposits with banks               1,481       1,159          3,515      2,157
                                            ____________ ____________  ___________ ___________

          Total interest income               1,876,048   1,759,062      3,731,309  3,465,109

Interest expense on deposits                    777,341     624,588      1,518,426  1,275,735
                                            ____________ ____________  ___________ ___________
          Net interest income                 1,098,707   1,134,474      2,212,883  2,189,374

Provision for possible loan losses                9,000      10,000         18,000     40,000
                                            ____________ ____________  ___________ ___________
          Net interest income after
          provision for possible
          loan losses                         1,089,707   1,124,474      2,194,883  2,149,374

Other income                                    124,029     132,877        274,797    264,586
Other expenses                                 (860,212)   (941,265)    (1,782,657)(1,743,500)
                                            ____________ ____________  ___________ ___________

          Income before income taxes            353,524     316,086        687,023    670,460

Income tax expense                               84,000      98,000        157,650    171,411
                                            ____________ ____________  ___________ ___________
          Net income                        $   269,524     218,086        529,373    499,049
                                            ============ ============  =========== ===========

Per share data:
  Net income                                     $ 1.68        1.37           3.31       3.12
                                                 ======        ====           ====       =====

  Number of shares used in computation          160,000     160,000        160,000     160,000
                                                =======     =======        =======     =======

 See accompanying note to condensed consolidated financial statements.

                                    ASSUMPTION BANCSHARES, INC.

           Condensed Consolidated Statements of Changes in Stockholders' Equity
                                            (Unaudited)

                          Six months ended June 30, 1995 and 1994

                                                                           Net
                                                                        unrealized      Total
                                    Common     Paid-in    Retained      gain  (loss)  stockholders'
                                     stock     capital    earnings      on securities    equity
                                 ___________ ___________ ____________ _______________ _____________
Balances at
   December 31, 1993              $ 800,000   450,000     6,411,335      271,185        7,932,520

Net income for six
   months ended
   June 30, 1994                       -         -           499,049        -             499,049

Change in net unrealized
   loss on securities                  -         -              -       (585,912)        (585,912)
                                 ___________ ___________ ____________ _______________ _____________

Balances at
   June 30, 1994                  $ 800,000    450,000     6,910,384    (314,727)       7,845,657
                                 =========== =========== ============ =============== =============

Balances at
   December 31, 1994                800,000    450,000     7,217,554    (551,837)       7,915,717

Net income for six
   months ended
   June 30, 1995                       -          -          529,373        -             529,373

Change in net unrealized
   gain on securities                  -          -             -        438,432          438,432
                                 ___________ ___________ ____________ _______________ _____________
Balances at
   June 30, 1995                  $ 800,000    450,000     7,746,927    (113,405)       8,883,522
                                 =========== =========== ============ =============== =============

See accompanying note to condensed consolidated financial statements.

                                ASSUMPTION BANCSHARES, INC.

                      Condensed Consolidated Statements of Cash Flows
                                        (Unaudited)

                          Six months ended June 30, 1995 and 1994

                                                         1995         1994
                                                     ____________ ____________
Cash flows from operating activities:
  Net income                                          $  529,373     499,049
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation                                       101,725      99,900
      Provision for possible loan losses                  18,000      40,000
      Net (gain) loss on sale of securities
        available-for-sale                                (2,964)     14,211
      Write down of other real estate                        -        63,554
      Decrease in accrued interest receivable             27,513      25,402
      Increase (decrease) in accrued interest payable     85,436     (40,450)
      Increase in other assets and other liabilities      21,072      46,821
                                                     ____________ ____________
          Net cash provided by operating activities      780,155     748,487
                                                     ____________ ____________

Cash flows from investing activities:
  Proceeds from sales of securities available-
    for-sale                                           5,215,291   9,501,466
Maturities of and principal payments on
     securities held-to-maturity                       1,079,048   3,827,062
Purchases of securities available-for-sale              (489,531)   (159,989)
Maturities of and principal payments on
     securities available-for-sale                       828,258   2,211,644
Purchases of securities held-to-maturity              (2,323,160)(11,388,793)
Loans originated, net of principal collected          (2,394,299) (2,525,298)
Proceeds from sales of other assets acquired
     in settlement of loans                               64,913        -
Capital expenditures                                    (292,116)   (348,048)
                                                     ____________ ____________
          Net cash provided by investing activities    1,688,404   1,118,044
                                                      ____________ ___________

Cash flows from financing activities:
  Net decrease in demand deposits, NOW accounts,
     money market accounts and savings accounts        (5,549,550) (2,254,550)
  Net increase (decrease) of certificates of deposit
     and other time deposits                              565,764    (582,024)
                                                      ____________ ___________

          Net cash used in financing activities        (4,983,786) (2,836,574)
                                                      ____________ ___________

Net decrease in cash and cash equivalents              (2,515,227)   (970,043)

Cash and cash equivalents at beginning of period       10,446,119  11,650,432
                                                      ____________ ___________

Cash and cash equivalents at end of period           $  7,930,892  10,680,389
                                                      ============ ===========
Supplemental disclosures:
    Interest paid                                    $  1,432,990   1,316,385
                                                      ============ ===========
    Income taxes paid                                $     95,000     210,000
                                                      ============ ===========
See accompanying note to condensed consolidated financial statements.

                                ASSUMPTION BANCSHARES, INC.

                   Note to Condensed Consolidated Financial Statements

                          Six months ended June 30, 1995 and 1994


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

     Securities
     ___________

     The Bank accounts for its investments in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115). Under Statement 115, the Bank classifies its securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near future. Held-to-maturity securities are those securities in which the Bank has the ability and intent to hold the security until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale.

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

     Reclassification
     ________________

     Certain reclassifications were made to the condensed consolidated statements of cash flows of prior periods to conform with the 1995 presentation.

     Change   in   Accounting  Principles  -  Accounting  by  Creditors  for
     Impairment of a Loan

     During the first quarter of 1995, the Bank adopted Statement of Financial Accounting Standard No. 114, Accounting by Creditors for Impairment of a Loan (SFAS No. 114) and Statement of Financial Accounting Standards No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures (SFAS No. 118). Pursuant to SFAS No. 114 and SFAS No. 118, a loan is considered to be impaired when it is probable that a creditor will be unable to collect principal and interest amounts due according to the contractual terms of the loan agreement. When a loan is impaired, the measurement of its impairment can be determined in one of three ways, as follows: (1) the present value of the expected cash flows of the loan discounted at the loan's original effective interest rate, (2) the observable market price of the impaired loan, or (3) the fair value of the collateral of a collateral-dependent loan. The amount by which the recorded investment in the loan exceeds the measure of the impaired loan is recognized by recording a valuation allowance with a corresponding charge to the provision for possible credit losses. The effect of adopting SFAS 114 and SFAS 118 on the Bank's financial condition and results of operations was immaterial.

      At June 30, 1995, the recorded investment in loans that is considered to be impaired under SFAS 114 was $631,000, all of which were on nonaccrual, for which the related allowance for possible credit losses was $163,000. The average recorded investment in impaired loans during the first six months of 1995 was approximately $689,000 and the Bank recognized no interest income on those impaired loans in the first six months of 1995.

                                  ASSUMPTION BANCSHARES, INC.
                           Management's Discussion and Analysis of
                        Financial Condition and Results of Operations


      Results of Operations
      ______________________

     Net interest income for the six months ended June 30, 1995 was comparable to amounts for the six-month period ended June 30, 1994. The Bank's net interest margins were 4.09% and 4.08%, at June 30, 1995 and 1994, respectively.

     The provision for loan losses as of June 30, 1995 was $18,000 compared to $40,000 for the first six months of 1994. This lower provision is due to a falling level of charge-offs experienced by the Bank. Additionally, the Bank's allowance for loan losses as a percentage of gross loans has remained consistent at 2.06% and 2.18% at June 30, 1995 and December 31, 1994, respectively. Management evaluates the adequacy of the allowance for loan losses on an ongoing basis and believes, based on its analysis, that the allowance is adequate to absorb losses relating to these and other credits in the portfolio.

     Changes in the total allowance for loan losses for the six months ended June 30, 1995 and 1994 were as follows:

                                                 1995         1994
                                                _______      _______

     Balance at beginning of period         $ 1,103,823     1,129,774

     Charge-offs                                (52,612)     (135,017)
     Recoveries                                  22,514        12,707
                                            _____________ ______________

          Net charge-offs                       (30,098)     (122,310)

     Provision for loan losses                   18,000        40,000
                                            _____________ ______________
          Balance at end of period          $ 1,091,725     1,047,464
                                            ============= ==============

     Other expenses at June 30, 1995 totaled $1,782,657 which is slightly higher than the $1,743,500 for the first six months of 1994. The increase in expenses is due primarily to the additional expenditures on advertising and consulting fees during the first six months of 1995. Other income at June 30, 1995 totaled $274,797 which is comparable to $264,586 for the first six months of 1994.

     The provision for income taxes is based on management's estimate of the expected effective tax rate for the entire year.

     Liquidity and Capital Resources
     ________________________________


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

                               ASSUMPTION BANCSHARES, INC.

                        Management's Discussion and Analysis of
                    Financial Condition and Results of Operations


     Securities, comprised of U. S. Treasuries, obligations of states and municipalities and government guaranteed mortgage-backed securities, represented 38% and 40% of total assets at June 30, 1995 and December 31, 1994, respectively. The securities portfolio is managed with the primary objective of generating interest income while maintaining an appropriate level of asset liquidity and controlling the Bank's net interest rate risk position.

     As of June 30, 1995, management has classified securities with an aggregate amortized cost of $12,441,874 and a market value of $12,267,283 as available-for-sale.

     The market value of the securities portfolio is 101% of book value at June 30, 1995, compared to 99% at December 31, 1994. Management does not anticipate any significant effect on future earnings, liquidity or capital resources as a result of the amounts of unrealized gains or unrealized losses in the securities portfolio.

     Net earnings for the first six months of 1995 of $529,373 increased the Bank's stockholders' equity, while the unrealized losses on securities classified as available-for-sale decreased $438,432, from an unrealized loss of $551,837 to an unrealized loss of $113,405. Stockholders' equity increased $967,805 since December 31, 1994 as a result of these changes. Management is not aware of any recommendations by regulatory authorities or other matters which are reasonably likely to have a material effect on the Bank's capital resources, liquidity or operations.

                                              PART II


     Items 1 through 5 are not applicable.

     Item 6. Exhibits and Reports on Form 8-K. No Form 8-K was required to be filed during the quarter ended June 30, 1995.



     SIGNATURE
     __________


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             /s/  Joseph H. Montero
                                             ____________________________
                                             Joseph H. Montero, President,
                                              Chief Executive Officer and
                                                Chief Accounting Officer



                                            Date:  August 11, 1995