Form 10-Q
period 1995-09-30
ASSUMPTION BANCSHARES INC
filed 1995-11-14
CIK 742356

UNITED STATES
                              SECURITIES AND EXCHANGE COMMISSION
                                     Washington, D.C.  20549

                                            FORM 10-Q

                             QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                               OF THE SECURITIES EXCHANGE ACT OF 1934
                                  FOR QUARTER ENDED SEPTEMBER 30, 1995


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

  YES   X    NO


             Number of shares outstanding as of September 30, 1995:

                               160,000 Common Shares

                         ASSUMPTION BANCSHARES, INC.

                 Condensed Consolidated Statements of Condition
                              (Unaudited)

                    September 30, 1995 and December 31, 1994


                                                September 30,  December 31,
           Assets                                    1995         1994
          ___________                          _____________  _____________
Cash and due from banks                        $   4,646,316   $  5,646,119
Federal funds sold                                      -         4,800,000
                                               _____________  _____________
Cash and cash equivalents                          4,646,316     10,446,119

Interest-bearing deposits                             99,000         99,000
Securities:
  Held-to-maturity (market values of $25,992,000
   and $23,765,000 at September 30, 1995 and
   December 31, 1994, respectively)               26,081,560     25,509,568
  Available-for-sale (amortized cost of
   $12,160,376 and $18,002,372 at September 30,
   1995 and December 31, 1994, respectively)      12,125,212     17,166,810

Loans                                             57,177,186     50,575,872
  Less allowance for possible loan losses          1,124,503      1,103,823
                                               _____________  _____________

           Net loans                              56,052,683     49,472,049

Other real estate                                     33,350        187,243
Bank premises and equipment, net                   2,253,287      2,052,931
Accrued interest receivable                          827,691        819,816
Other assets                                         409,192        672,006
                                               _____________  _____________

                                               $ 102,528,291    106,425,542
                                               =============  =============

           Liabilities and Stockholders' Equity
           ____________________________________
Deposits:
  Noninterest-bearing demand                       9,204,840     11,419,962
  NOW accounts                                    16,220,125     21,559,771
  Money market accounts                            9,617,216     11,186,172
  Savings and IRA accounts                        23,090,478     23,604,166
  Certificates and other time deposits
    $100,000 and over                              3,332,136      3,648,964
  Other certificates of deposit                   28,065,747     26,833,732
                                                _____________  _____________

                                                  89,530,542     98,252,767

Federal funds purchased                            3,200,000            -
Accrued interest payable                             405,781        193,474
Other liabilities and accrued expenses               191,601         63,584
                                                _____________  _____________

         Total liabilities                        93,327,924     98,509,825

Stockholders' equity:
  Common stock                                       800,000        800,000
  Paid-in capital                                    450,000        450,000
  Retained earnings                                7,973,575      7,217,554
  Net unrealized loss on securities                  (23,208)      (551,837)
                                               _____________  _____________

         Total stockholders' equity                9,200,367     7,915,717
                                               _____________  _____________

                                               $ 102,528,291   106,425,542
                                               =============  =============

See accompanying note to condensed consolidated financial statements.

                      ASSUMPTION BANCSHARES, INC.

              Condensed Consolidated Statements of Income
                              (Unaudited)

For the three-month and nine-month periods ended September 30, 1995 and 1994


                                        Three months ended        Nine months ended
                                        __________________      _________________
                                      Sept. 30,   Sept. 30,     Sept. 30,   Sept.30,
                                        1995       1994            1995     1994
                                        _____     ______         _______   _______
Interest income:
   Interest and fees on loans       $ 1,233,249   1,089,057     3,515,364  3,102,570
   Interest on investment securities:
     Taxable                            407,395     528,444     1,397,997  1,673,886
     Exempt from federal income taxes   185,887     143,070       523,020    336,621
   Interest on federal funds sold        27,257      25,137       145,201    135,583
   Interest on deposits with banks        1,497       1,175         5,012      3,332
                                    _____________ ____________  ___________ __________

        Total interest income         1,855,285   1,786,883     5,586,594  5,251,992

Interest expense on deposits            782,418     620,998     2,300,844  1,896,733
Interest on federal funds purchased       5,445       9,852         5,445      9,852
                                    _____________ ____________  ___________ __________

        Total interest expense          787,863     630,850     2,306,289  1,906,585
                                    _____________ ____________  ___________ __________

        Net interest income           1,067,422   1,156,033     3,280,305  3,345,407

Provision for possible loan losses       34,000      10,000        52,000     50,000
                                    _____________ ____________  ___________ __________

         Net interest income after
          provision for possible
          loan losses                 1,033,422   1,146,033     3,228,305   3,295,407

Other income                            148,825     139,962       423,622     404,548
Other expenses                         (886,399)   (893,723)   (2,669,056) (2,637,223)
                                    _____________ ____________  ___________ __________
         Income before income taxes     295,848     392,272       982,871   1,062,732

Income tax expense                      (69,200)    (41,700)     (226,850)   (213,111)
                                    _____________ ____________  ___________ __________

         Net income                 $   226,648     350,572       756,021     849,621
                                    ============= ============  =========== ===========

Per share data:
   Net income                       $      1.42        2.19          4.73        5.31
                                    ============= ============  =========== ===========
Number of shares used in computation    160,000     160,000       160,000     160,000
                                    ============= ============  =========== ===========

See accompanying note to condensed  consolidated  financial statements.

                              ASSUMPTION BANCSHARES, INC.

        Condensed Consolidated Statements of Changes in Stockholders' Equity
                                  (Unaudited)

        For the nine-month periods ended September 30, 1995 and 1994

                                                         Net
                                                      unrealized
                                                      gain (loss)     Total
                       Common    Paid-In   Retained       on      stockholders'
                        stock    capital   earnings    securities     equity
                      __________ _________ __________ ___________ ____________
Balances at
   December 31, 1993   $ 800,000  450,000   6,411,335    271,185   7,932,520

Net income for nine
 months ended
 September 30, 1994        -        -         849,621        -       849,621

Change in net
 unrealized gain
 (loss) on
 securities                -        -            -      (654,819)   (654,819)
                      __________ _________ __________ ___________ ____________

Balances at
   September 30,1994   $ 800,000  450,000    7,260,956  (383,634)  8,127,322
                      =========== ========= =========== ========== ============

Balances at
   December 31, 1994     800,000  450,000    7,217,554  (551,837)  7,915,717

Net income for nine
   months ended
   September 30, 1995        -        -        756,021        -      756,021

Change in net
  unrealized gain
  (loss) on securities       -        -           -      528,629     528,629
                       __________ _________ __________ ___________ ___________

Balances at
   September 30,1995  $ 800,000   450,000    7,973,575   (23,208)  9,200,367
                      =========== ========= ========== =========== ===========


See accompanying note to condensed consolidated financial statements.

                              ASSUMPTION BANCSHARES, INC.

                   Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

            For the nine-month periods ended September 30, 1995 and 1994

                                                      1995          1994
                                                 _______________ _____________
Cash flows from operating activities:
  Net income                                      $   756,021        849,621
  Adjustments to reconcile net income to net
   cash provided by operating activities:
  Depreciation                                         151,675       149,850
  Provision for possible loan losses                    52,000        50,000
  Net loss on sale of securities
    available-for-sale                                   6,629        14,208
  Gain on sale of other real estate                    (16,032)          -
  Write down of other real estate                            -        63,554
  Decrease in accrued interest receivable               (7,875)     (135,006)
  Increase in accrued interest payable                 212,307        41,777
  Increase  in other assets and other liabilities      118,507       (11,945)
                                                 _______________ _____________
      Net cash provided by operating activities      1,273,232     1,022,059
                                                 _______________ _____________

Cash flows from investing activities:
  Proceeds from sales of securities
    available-for-sale                               5,215,291     9,503,502
  Maturities of and principal payments on
    securities held-to-maturity                      1,751,168     4,462,891
  Purchases of securities available-for-sale          (489,531)         -
  Maturities of and principal payments on
    securities available-for-sale                    1,110,162     2,861,053
  Purchases of securities held-to-maturity          (2,323,160)  (14,344,009)
  Loans originated, net of principal collected      (6,642,634)   (8,670,006)
  Proceeds from sales of other real estate acquired
    in settlement of loans                             185,134          -
  Capital expenditures                                (357,240)     (479,975)
                                                 _______________ _____________

      Net cash provided by investing activities     (1,550,810)   (6,666,544)
                                                 _______________ _____________

Cash flows from financing activities:
  Net decrease in demand deposits, NOW accounts,
    money market accounts and savings accounts      (9,637,412)   (7,035,980)
  Net increase (decrease) of certificates of deposit
    and other time deposits                            915,187      (858,370)
  Net increase in federal funds purchased            3,200,000     5,500,000
                                                 _______________ _____________

       Net cash used in financing activities        (5,522,225)   (2,394,350)
                                                 _______________ _____________

Net decrease in cash and cash equivalents           (5,799,803)   (8,038,835)

Cash and cash equivalents at beginning of period    10,446,119    11,650,432
                                                 _______________ _____________

Cash and cash equivalents at end of period        $  4,646,316     3,611,597
                                                 =============== =============
Supplemental disclosures:
  Interest paid on deposits                       $  2,088,538     1,840,729
                                                 =============== =============
  Income taxes paid                               $    185,000       310,000
                                                 =============== =============
See accompanying note to condensed consolidated financial statements.

                                    ASSUMPTION BANCSHARES, INC.

            Note to Condensed Consolidated Financial Statements

            For the nine-month periods ended September 30, 1995 and 1994


            The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1995, are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the audited consolidated financial statements and notes included in Assumption Bancshares' annual report on Form 10-K for the year ended December 31, 1994.

            Cash and Cash Equivalents

            For purposes of the condensed consolidated statements of cash flows, cash and cash equivalents represent cash and due from banks and federal funds sold.

            Securities

            The Bank accounts for its investments in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115). Under SFAS No. 115, the Bank classifies its securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near future. Held-to-maturity securities are those securities in which the Bank has the ability and intent to hold the security until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale.

            Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of the related tax effect, on the available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized. Transfers of securities between categories are recorded at fair value at the date of transfer. Unrealized holding gains and losses are recognized in earnings for transfers into trading securities. Unrealized holding gains or losses associated with transfers of securities from held-to-maturity to available-for-sale are recorded as a separate component of stockholders' equity. The unrealized holding gains or losses included in the separate component of equity for securities transferred from available-for-sale to held-to-maturity are maintained and amortized into earnings over the remaining life of the security as an adjustment to yield in a manner consistent with the amortization or accretion of premium or discount on the associated security.

                                     ASSUMPTION BANCSHARES, INC.

                         Note to Condensed Consolidated Financial Statements


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

            Change in Accounting Principles - Accounting by Creditors for Impairment of a Loan

            During the first quarter of 1995, the Bank adopted Statement of Financial Accounting Standard No. 114, Accounting by Creditors for Impairment of a Loan (SFAS No. 114) and Statement of Financial Accounting Standards No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures (SFAS No. 118). The Bank adopted the provisions of SFAS No. 114 and SFAS No. 118 to all of its loans, except for its consumer installment loans which are collectively evaluated for impairment. Pursuant to SFAS No. 114 and SFAS No. 118, a loan is considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect principal and interest amounts due according to the contractual terms of the loan agreement. When a loan is impaired, the measurement of its impairment can be determined in one of three ways, as follows: (1) the present value of the expected cash flows of the loan discounted at the loan's original effective interest rate, (2) the observable market price of the impaired loan, or (3) the fair value of the collateral of a collateral-dependent loan. The amount by which the recorded investment in the loan exceeds the measure of the impaired loan is recognized by recording a valuation allowance with a corresponding charge to the provision for possible loan losses. The effect of adopting SFAS No. 114 and SFAS No. 118 on the Bank's financial condition and results of operations was immaterial.

            At September 30, 1995, impaired loans, all of which were on nonaccrual, totaled $839,500, of which $287,158 required a total impairment allowance of $233,950. The average recorded investment in impaired loans was approximately $715,000 and $769,000 during the nine months and three months ended September 30, 1995, respectively. The Bank recognized no interest income on those impaired loans in the first nine months of 1995. For all impaired loans, the impairment amount was measured using the fair value of the underlying collateral.

                                     ASSUMPTION BANCSHARES, INC.

                               Management's Discussion and Analysis of
                            Financial Condition and Results of Operations


            Results of Operations

            Net interest income for the nine months ended September 30, 1995 was comparable to amounts for the nine-month period ended
            September 30, 1994. The Bank's net interest margins were 4.06% and 4.20%, for the periods ended September 30, 1995 and 1994, respectively.

            Other expenses at September 30, 1995 totaled $2,674,496 which is slightly higher than the $2,637,223 for the first nine months of 1994. The increase in expenses is due primarily to the additional expenditures on advertising and consulting fees during the first six months of 1995. Other income at September 30, 1995 totaled $423,462 which is comparable to $404,548 for the first nine months of 1994.

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

            Net earnings for the first nine months of 1995 of $756,021 increased the Bank's stockholders' equity, while the unrealized losses on securities classified as available-for-sale decreased $528,629, from an unrealized loss of $551,837 to an unrealized loss of $23,208. Stockholders' equity increased $1,284,650 since December 31, 1994 as a result of these changes.

            Management is not aware of any recommendations by regulatory authorities or other matters which are reasonably likely to have a material effect on the Bank's capital resources, liquidity or operations.

            The Bank's deposits decreased approximately $8.7 million since December 31, 1994. This decrease is consistent with the seasonal cycle of cash flow in the agricultural industry in the Bank's trade area. During the quarter ended September 30, 1995, the Bank began purchasing Federal funds to help meet these liquidity needs. Management anticipates increases in deposits during the fourth quarter as crop proceeds are received by the Bank's agriculture customers.

            Securities, comprised of U. S. Treasuries, obligations of states and municipalities and government guaranteed mortgage-backed securities, represented 37% and 40% of total assets at September 30, 1995 and December 31, 1994, respectively. The securities portfolio is managed with the primary objective of generating interest income while maintaining an appropriate level of asset liquidity and controlling the Bank's net interest rate risk position.

                                     ASSUMPTION BANCSHARES, INC.

                               Management's Discussion and Analysis of
                            Financial Condition and Results of Operations


            The market value of the entire securities portfolio is 99.7% of book value at September 30, 1995, compared to 95.9% at December 31, 1994. Management does not anticipate any significant effect on future earnings, liquidity or capital resources as a result of the amounts of unrealized gains or unrealized losses in the securities portfolio.

            Securities Available for Sale

            As of September 30, 1995, management has classified securities with an aggregate amortized cost of $12,160,376 and a market value of $12,125,212 as available-for-sale.

            Improving bond prices caused a significant change in the market values of these securities during the third quarter. A net unrealized  loss,  net  of  tax,  decreased  stockholders'  equity
            $23,000 at September 30, 1995. The net unrealized loss before taxes included gross unrealized gains of $106,000 and gross unrealized losses of $105,000. Stockholders' equity reflected reductions for net unrealized losses, net of tax, of $113,000 at the end of last quarter and $384,000 at September 30, 1994.

            As a result of increases in the general level of market interest rate during 1994, the carrying value of securities available for sale included $551,837 in net unrealized losses, net of taxes, as of December 31, 1994. Management considered the gross unrealized losses in the securities portfolio to be temporary in nature.

            Asset Quality

            Nonperforming assets, which include nonaccrual loans, restructured loans and foreclosed assets, totaled $873,000 at September 30, 1995, compared to $496,000 at September 30, 1994, $681,000 at year-end 1994, and $763,000 at June 30, 1995.

            As a percentage of total loans plus foreclosed assets, nonperforming assets were 1.5% at September 30, 1995, compared to 1.0% a year ago, 1.3% at year-end 1994, and 1.4% at June 30, 1995.

            The following table sets forth the past due and nonaccrual loans (in thousands of dollars):

                                                                September 30
                                                              _________________
                                                               1995      1994
                                                              ________ ________
               Loans past due 90 days or more                 $ 153       175
                                                              ======== ========
               Nonaccrual loans, all of which are impaired:
                 Real estate                                    808       343
                 Individual                                      31        -
                                                              ________ _______
                    Total                                     $ 839       343
                                                              ======== =======

            Loans are placed on nonaccrual status when management's assessment of the borrowers' financial condition indicates that collection of interest is doubtful. In making this determination, management considers current economic and business conditions, the nature of the collateral, collection efforts and regulatory guidelines.

                        ASSUMPTION BANCSHARES, INC.

                  Management's Discussion and Analysis of
                Financial Condition and Results of Operations


            Nonaccrual loans, which totaled $839,500 at September 30, 1995, increased $496,000 (145%) from a year ago and $346,000 (70%) from year-end 1994. Nonaccrual loans totaled $631,054 at June 30,
            1995. The Bank placed loans related to a fishing supplies retailer on nonaccrual during the first quarter of 1995, leading to a substantial portion of the increase from a year ago. The current quarter increase in nonaccrual loans is due primarily to several residential and commercial real estate loans that have become over 90 days delinquent during the third quarter of 1995. Management does not believe that there has been an overall deterioration as a result of these changes.

            Management has identified no potential problem loans, which are loans for which payments are contractually current but the borrowers are currently experiencing financial difficulties at September 30, 1995, which are not otherwise identified as past due or nonaccrual.

            The provision for loan losses through September 30, 1995 was $52,000 compared to $50,000 for the first nine months of 1994. The Bank's allowance for loan losses as a percentage of average loans has remained consistent at 2.13% and 2.18% at September 30, 1995 and December 31, 1994, respectively. Management evaluates the adequacy of the allowance for loan losses on an ongoing basis and believes, based on its analysis, that the allowance is adequate to absorb losses relating to these and other credits in the portfolio.

            The allowance for possible loan losses as a percent of nonperforming loans was 134%, 173%, 223% and 322% at September 30, 1995, June 30, 1995, December 31, 1994 and September 30, 1994,
            respectively. Management has determined that the allowance for possible loan losses at September 30, 1995, is adequate to cover losses inherent in its loan portfolio.

            The amount of additional interest income on nonaccrual loans, which would have been recognized for the nine months ended September 30, 1995 and 1994, had the related loans been performing according to their original terms, approximates $55,600 and $21,300, respectively. No income was recognized during 1995 and 1994 on these loans.


            The following table summarizes the activity in the allowance for loan losses arising from loans charged-off, recoveries of loans previously charged-off, and additions to the allowance charged to income (in thousands of dollars):

                                                           Nine  months
                                                              ended
                                                           September 30,
                                                           1995    1994
                                                         ________ __________
               Balance of the allowance for loan
                 losses at beginning of period           $ 1,104    1,130
                                                         _________ _________
               Loans charged-off:
                 Commercial, financial and agricultural        3       86
                 Real estate                                  10       39
                 Individuals                                  49       38
                                                         _________ _________

                                                              62      163
                                                         __________ _________
               Recoveries on loans previously charged-off:
                 Commercial, financial and agricultural        8        4
                 Real estate                                   9       19
                 Individuals                                  14       23
                                                         __________ _________

                                                              31       46
                                                         __________ _________

               Net loans charged-off                          31      117

               Provision charged to income                    52       50
                                                         __________ _________

               Balance of the allowance for loan
                 losses at September 30                  $ 1,125    1,063
                                                         ========== =========
               Ratio of net charge-offs during
                 the period to average loans
                 outstanding during the period              0.06%    0.24%
                                                         ========== =========

                                               PART II


            Items 1 through 5 are not applicable.

            Item  6.   Exhibits  and Reports on Form 8-K.   No  Form  8-K  was
            required to be filed during the quarter ended September 30, 1995.



            SIGNATURE



            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 Joseph H. Montero
                                                 _______________________

                                                 Joseph H. Montero,
                                                 President,Chief Executive
                                                 Officer and Chief Accounting
                                                 Officer





                                                Date:   November 14, 1995