Form 10-K405
period 1995-12-31
ASSUMPTION BANCSHARES INC
filed 1996-03-27
CIK 742356

United States
                            Securities and Exchange Commission
                                Washington, D.C.  20549

                                       FORM 10-K

                             [x]ANNUAL REPORT PURSUANT TO
                                SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                      For the fiscal year ended December 31, 1995

              [  ] Transition Report pursuant to Section 13 or 15(d) of the
                   Securities Exchange Act of 1934 [no fee required] for the
                   transition period from       to       .

                          Commission File Number 0-12774

                            ASSUMPTION BANCSHARES, INC.
                 (Exact name of registrant as specified in its charter)

                                    Louisiana
                (State or other jurisdiction of incorporation or organization)

                                    72-0999764
                       (I.R.S. Employer Identification No.)

                                    P. O. Box 398
                                 110 Franklin Street
                            Napoleonville, Louisiana  70390
                             (Address of principal office)

                                    (504) 369-7269
                (Registrant's telephone number, including area code)

            Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

            Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $5.00 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.  YES   X    NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Aggregate estimated market value of voting stock held by non-affiliates as of February 15, 1996 (for purposes of this computation shares held by directors
and officers are excluded):    $5,719,000

Number of shares outstanding as of February 15, 1996:  160,000 Common Shares

Documents Incorporated by Reference
____________________________________

       Document                                         Part  of Form 10-K
____________________________________                  ______________________
Definitive Proxy Statement for the 1995
  Annual Meeting of Shareholders                                Part III

                                   PART I


Item I - Business
         ________

Assumption Bancshares, Inc. (Bancshares) is a Louisiana business corporation and a one-bank holding company registered under the Federal Bank Holding Company Act of 1956 as amended. It was formed in 1984 primarily for the purpose of holding all of the outstanding stock of Assumption Bank and Trust Company (the Bank), which is Bancshares' sole subsidiary. The Bank, which was formed in 1933, conducts general commercial banking business throughout the State of Louisiana with the majority of its business concentrated in Assumption Parish, western Ascension Parish and northern Lafourche Parish. Its principal office and a motor branch are located in Napoleonville, Louisiana. The Bank operates three other branch offices, one each in Pierre Part, Labadieville and LaPlace, Louisiana and an automatic teller machine in Belle Rose, Louisiana.

The Bank provides the usual services offered by banks of similar size and in similar markets. The Bank does have trust powers, but does not have an active trust department.

The Bank competes actively with national and state banks in Southern Louisiana for all types of loans and deposits. In addition, the Bank competes for funds with savings and loan associations, the U.S. Government, credit unions, and other financial service companies. It competes for loans with other financial service institutions, such as savings and loan associations, insurance companies, small loan companies, credit unions, mortgage companies, and certain government agencies. The Bank's primary competitors in its service area are ArgentBank, Iberville Bank, Service Mortgage Co., Guidry Finance Company and banks and savings and loans located in Thibodaux, Donaldsonville and LaPlace, Louisiana.

The Bank does not receive a material portion of its deposits from any single person. However, as of December 31, 1995, the Assumption Parish School Board, Assumption Parish Waterworks District #1, the Assumption Parish Sheriff's Office, the Assumption Parish Police Jury, the Assumption Parish Clerk of Court, Assumption General Hospital and four commercial enterprises accounted for an aggregate of 12% of the Bank's deposits.

The lending services of the Bank include a broad range of consumer, real estate and commercial loans. As of December 31, 1995, real estate and home loans represented approximately 82% of all loans; commercial, financial and agricultural loans accounted for 6% and individual loans, which include auto and mobile home loans accounted for 12%.

Bancshares and the Bank employ 52 persons full-time and 7 persons part-time.

The Bank's location in the heart of Louisiana's sugar cane country subjects it to seasonal variations in business. Because of the impact of the sugar industry, deposits typically vary by four to five million dollars during the course of each fiscal year.

SUPERVISION AND REGULATION
__________________________

General
_______

Bancshares and the Bank are extensively regulated under both federal and state laws. To the extent that the following information describes particular statutory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable law or regulation may have a material effect on the business and prospects of Bancshares.

Bancshares
__________

Bancshares is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the Act), and, as such, is subject to the provisions of the Act and to regulation and supervision by the Board of Governors of the Federal Reserve System (the Board).
Bancshares is required to file with the Board annual reports containing such information as the Board may require pursuant to the Act and is also subject to periodic examination by the Board.

Under the Act, a bank holding company may not acquire more than 5% of the voting shares or substantially all the assets of any bank or another bank holding company without the prior approval of the Board. The Act also limits the business in which a bank holding company may engage, directly or through subsidiaries, to banking, managing or controlling banks, and furnishing or performing activities so closely related to banking or managing or controlling banks as to be a proper incident thereto.

In addition, Bancshares is subject to the Securities Exchange Act of 1934 and files reports with the Securities and Exchange Commission under provisions of that Act.

The Bank
________

Both federal and state laws extensively regulate various aspects of the banking industry, including requirements regarding the maintenance of reserves against deposits, limitations on the rates that can be charged on loans, and restrictions on the nature and amounts of loans and investments that can be made.

Banks domiciled in Louisiana having a minimum capitalization of $100,000 may open one or more branch offices anywhere within the state and acquire one or more banks located within the state or any or all branches thereof. A certificate of authority must be obtained from the Commissioner of Financial Institutions in connection with the establishment of a branch office.

Louisiana's reciprocal interstate banking law allows bank holding companies domiciled in any state to acquire Louisiana banks and bank holding companies, if the state in which the holding company is domiciled allows Louisiana banks and bank holding companies the same opportunities.

As a state bank, the Bank is subject to the supervisory authority of the Louisiana Commissioner of Financial Institutions, whose office conducts periodic examinations of the Bank. As a federally-insured bank, the Bank is also subject to supervision and regulation by the Federal Deposit Insurance Corporation. The foregoing regulation is primarily intended to protect the Bank's creditors and depositors rather than Bancshares' security holders.

STATISTICAL INFORMATION
_______________________

The following tables contain additional information concerning the business operations of Bancshares and the Bank and should be read in conjunction with Management's Discussion and Analysis of Financial
Condition and Results of Operations and the consolidated financial statements and the related notes thereto for the three years ended December 31, 1995, included in Items 7 and 8, respectively.

SECURITIES PORTFOLIO
____________________

The Bank adopted the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (Statement 115) at December 31, 1993. Under Statement 115, held-to-maturity securities are those securities which the Bank has the ability and intent to hold until maturity. Trading securities are bought and held principally for the purpose of selling them in the near future. All other securities not included in trading or held-to-maturity are classified as available-for-sale.

Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums and discounts.

Carrying values of securities at December 31, 1995 and 1994, are as follows (in thousands of dollars):

                                                     1995
                                   _________________________________________
                                    Held-to-   Available-
                                    maturity    for-sale     Total    1994
                                    ________   __________   ______    _____

U.S. Treasury securities           $    -          -          -         501
Mortgage-backed securities             4,253     16,731     20,984   27,297
Other U.S. Government agencies           -        1,482      1,482    1,701
State and municipal obligations        9,970      4,159     14,129   12,429
Collateralized mortgage obligations      455        315        770      748
                                    _________  __________ _________ ________
                                    $ 14,678     22,687     37,365   42,676
                                    =========  ========== ========= ========

Additional information with respect to the amortized cost, approximate market value and gross unrealized gains and losses is included in note 2 to the consolidated financial statements.

The carrying value and average yield of securities at December 31, 1995, by contractual maturity are shown below (in thousands of dollars). Expected maturities will differ from contractual maturities on securities which may have call provisions.

                                               Amortized     Average
                                                  cost        yield
                                               __________   __________
Held-to-maturity
_________________

 State and municipal obligations:
   Due in one year or less                     $     55       8.00
   Due after one year through five years            506       6.69
   Due after five years through ten years         5,234       5.31
   Due after ten years                            4,175       5.50
                                                ________

                                                  9,970

 Mortgage-backed securities                       4,253       8.17

 Collateralized mortgage obligations                455       9.25
                                                ________

   Total held-to-maturity                      $ 14,678
                                                ========

                                                  Fair      Average
                                                  value      yield
                                                 _______    _______
Available-for-sale
____________________

 Other U.S. Government agencies:
   Due in one year or less                          225       9.05
   Due after one year through five years          1,018       8.82
   Due after five years through ten years           107       4.72
   Due after ten years                              132       6.54
                                                 _______

                                                  1,482
                                                 _______

 State and municipal obligations:
   Due after one year through five years          2,147       5.30
   Due after five through ten years               2,012       4.94
                                                 _______

                                                  4,159

 Mortgage-backed securities                      16,731       5.98

 Collateralized mortgage obligations                315       7.38
                                                 _______
   Total available-for-sale                    $ 22,687
                                                 =======

The weighted average yields shown above have been computed by comparing the forward income stream on the securities, plus or minus the anticipated accretion of discounts or amortization of premiums, to the amortized cost of the securities, which is stated at cost, adjusted for previous amortization or accretion. Average yields on issues of states and political subdivisions have not been computed on a tax equivalent basis.

At December 31, 1995, the Bank held securities issued by Assumption Parish totaling $980,000, which exceeded 10% of stockholders' equity.

LOAN PORTFOLIO
______________

Types of Loans
_______________

The amount of loans outstanding by type and concentration is shown in the following table (in thousands of dollars):

                                                      December 31
                                                    _______________
                                                     1995    1994
                                                    _______ _______

Commercial, financial and agricultural             $  3,498   3,808
Real estate, principally mortgage                    46,695  41,177
Individuals                                           6,893   5,591
                                                   ________ ________

                                                   $ 57,086  50,576
                                                   ========= =======

Substantially all of the Bank's loans are derived from borrowers and property located in the local market area which is largely dependent on the agricultural and chemical industries. The Bank does not have concentrations of credit in either of these industries. However, the Bank's borrowers are all indirectly affected by the economic performance of these industries.

The loan portfolio contains no foreign loans.

Maturities and Sensitivities of Loans to Changes in Interest Rates
__________________________________________________________________

The following table presents the maturity distribution and sensitivity to interest rate changes of the loan portfolio at December 31, 1995 (in thousands of dollars):

                                      Due in    Over 1     Over
                                      1 year     to 5       5
                                     or less*    years     years   Total
                                    __________ _________ ________ ________
Maturity of Loans
_________________

Commercial, financial and
    agricultural                     $    668    2,696      134     3,498
Real estate                             8,924   35,983    1,788    46,695
Individuals                             1,318    5,314      261     6,893
                                     _________ _________ ________ _________
                                     $ 10,910   43,993    2,183    57,086
                                     ========= ========= ======== =========

Interest Rate Sensitivity
_________________________

Loans with predetermined rates          7,088   43,993    2,183    53,264
Loans with floating rates               3,822      -        -       3,822
                                     _________ _________ ________ _________

                                     $ 10,910   43,993    2,183    57,086
                                     ========= ========= ======== =========

* Includes demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts.

Interest rate sensitivity management is concerned with the management of the timing and magnitude of repricing assets compared to liabilities. It is the objective of interest rate sensitivity management to generate stable growth in net interest income and to control the risks associated with interest rate movement. Management regularly reviews interest rate exposure by utilizing forecasting models to analyze the impact various interest rate changes would have on net interest income.

Interest rate sensitivity is defined as the exposure to fluctuations in market rates of interest earned and paid. Sensitivity to fluctuations in market rates of interest occurs when the repricing characteristics of interest-earning assets and interest-bearing liabilities do not match within the same period. When the repricing characteristics do not match, a "gap" is created. The Bank's interest rate sensitivity on December 31, 1995 is detailed in the following table. While the table is presented on a contractual basis, a significant portion of the Bank's retail deposits do not respond to changes in interest rates to the degree the unadjusted gap would indicate.

The Bank's experience has indicated that repricing of NOW, savings and money market accounts does not result in changes of the same magnitude as changes in general market rates. In addition, these categories have historically been very stable sources of funds to the Bank, which would indicate a much longer implicit maturity than their contractual availability.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES
  AND INTEREST DIFFERENTIAL
____________________________________________________________________________
(Dollars in Thousands)



                                            1995                        1994                       1993
                                   __________________________ _________________________ __________________________
                                     Daily  Amount              Daily  Amount             Daily   Amount
                                   average  earned  Average    average earned  Average   average  earned  Average
                                   balance or paid   rate      balance or paid   rate    balance  or paid   rate
                                  ________ ________ ________  ________ _______ _______  ________ _________ _______
Assets:
 Interest-earning
  assets
   Loans<F1>                    $  54,072   4,819    8.91%  $  47,904   4,259   8.89%  $  44,674    4,169    9.33%
   Taxable securities              26,439   1,801    6.81      36,142   2,178   6.03      46,428    2,842    6.12
   Tax-exempt securities<F2>       13,644     709    5.20       9,862     490   4.97       3,508      166    4.73
   Federal funds sold               2,797     164    5.86       4,032     146   3.62       5,611      164    2.92
   Deposits with other banks           99       6    6.06          99       5   5.05         -         -       -
                                 _________ ________         __________ ________        __________  _______ _______

     Total interest-
      earning assets               97,051   7,499    7.73      98,039   7,078   7.22     100,221    7,341    7.32
                                 ________ _________ _______ __________ ________ _____  __________  _______   _____

 Noninterest-earning assets:
   Cash and due from banks          4,524                       3,932                      4,041
   Bank premises and equipment      2,210                       1,839                      1,180
   Other assets                     1,343                       1,932                      1,528
   Allowance for loan losses       (1,116)                     (1,104)                    (1,030)
                                 _________                   _________                  _________
                                  104,012                     104,638                    105,940
                                 _________                   _________                  _________
Liabilities:
 Interest-bearing liabilities:
   Deposits:
    NOW                            18,166      485    2.67     19,225     439   2.28      19,044      463    2.43
    Savings and IRA                23,096      827    3.58     24,087     793   3.29      24,347      922    3.79
    Money market                   10,892      260    2.39     11,850     295   2.49      12,815      339    2.65
    Certificates of deposit
      and other time deposits,
      $100,000 and over             3,571      187    5.24      3,237     112   3.46       3,234      109    3.37
    Other certificates
     of deposit                    27,712    1,339    4.83     26,856     890   3.31      28,626      999    3.49
    Fed funds purchased               441       26    5.90        805      40   4.97         -         -       -
                                  ________  _______           ________   _____            _______     ____   _____

     Total interest-bearing
       liabilities                 83,878    3,124    3.72     86,060   2,569   2.99      88,066     2,832    3.22
                                  ________  ________ _______  ________  ______  ______   ________   _______   _____

 Noninterest-bearing
   liabilities:
   Demand deposits                 10,912                      10,111                      9,503
   Other liabilities                  491                         386                        830

Stockholders' equity                8,731                       8,081                      7,541
                                 _________                   ________                   ________
                                 $104,012                    $104,638                   $105,940
Net interest income/average      =========                   ========                   ========
 earning assets                             $4,375    4.51%            $4,509   4.60%               $4,509    4.50%
                                            ======    =====            ======   =====               ======    =====



(TABLE CONTINUED)


                                  1995 compared with 1994              1994 compared with 1993
                                  _______________________              ________________________
                                    Variance due to                        Variance due to
                                  _______________________              ________________________
                                                Rate/                                 Rate/
                               Volume   Rate   Volume  Total         Volume   Rate   Volume  Total
                             _________ ______ _______ _______       _______ _______ ________ ______
Assets:
 Interest-earning
  assets:
   Loans<F1>                 $ 548       10        1    560          $ 301    (197)     (14)     90
   Taxable securities         (585)     283      (76)  (378)          (630)    (43)       9    (663)
   Tax-exempt securities<F2>   188       22        9    219            301       8       15     324
   Federal funds sold          (44)      91      (28)    19            (46)     38      (11)    (19)
   Deposits with other banks    -         1        -      1             -        -        5       5
     Total interest-         _______   ______   ______ ______        ________  _____    _____   _____
       earning assets          107      408      (94)   421            (74)    (194)      5     (263)
                             _______   ______   ______ ______        ________  _____    _____   ______

 Noninterest-earning assets:
   Cash and due from banks
   Bank premises and equipment
   Other assets
   Allowance for loan losses


Liabilities:
 Interest-bearing liabilities:
   Deposits:
    NOW                        (24)      74       (4)    46              4      (28)      -      (24)
    Savings and IRA            (33)      69       (3)    34            (10)    (120)      1     (129)
    Money market               (24)     (12)       1    (35)           (26)     (20)      2      (44)
    Certificates of deposit
      and other time deposits,
      $100,000 and over         12       58        6     75              -        3       -        3
    Other certificates
     of deposit                 28      408       13    449            (62)     (50)      3     (109)
    Fed funds purchased        (18)       7       (3)   (14)             -        -      40       40
                               _____   _____     _____ _____          _____     _____    ___    _____
     Total interest-bearing
       liabilities             (59)     604       10    555            (93)     (216)    46     (263)
                               _____   _____     _____ _____          _____     _____    ___    ______
 Noninterest-bearing
   liabilities:
   Demand deposits
   Other liabilities

Stockholders' equity

Net interest income/average
 earning assets               $166     (196)    (104)  (134)          $  19       22    (41)       -
                             ======    =====    =====  =====          ======      ===   ====     =====

<F1>  Loans on which interest accruals have been stopped are included in the daily average of loans outstanding.
<F2>  Not taxable equivalent.

The table indicates the Bank is liability sensitive (a negative gap) at December 31, 1995 for periods 1-90 days and 91-365 days, and is asset sensitive (a positive gap) for the period over one year or fixed. A positive gap indicates more interest-earning assets are subject to repricing than interest-bearing liabilities in a given period. Conversely, a negative gap indicates more interest-bearing liabilities are subject to repricing earlier than interest-earning assets. In an environment of increasing interest rates, a positive gap implies that earnings would be expected to increase as the volume of repricing assets exceeds repricing liabilities. In contrast, a negative gap implies that earnings would be expected to decrease in an environment of increasing interest rates. It should be noted that this presents the Bank's overall position for a single day, which may not be indicative of its position in the future.

Interest Rate Sensitivity
_________________________

                                  1 - 90   91 - 365    Over 1
                                   days      days       year     Total
                                   _____     _____      _____    _____

Loans                            $  7,272    3,638     46,176    57,086
Securities                          7,027    2,891     27,447    37,365
Federal funds sold                  5,950      -           -      5,950
Interest-bearing deposits             -        -           99        99
                                 _________  ________  ________ _________

    Total earning assets           20,249    6,529      73,722  100,500
                                 _________  ________  ________ _________
NOW and savings accounts           35,468      -           -     35,468
Money market accounts              10,700      -           -     10,700
Certificates of deposit and
  IRA accounts                     14,815   14,561      11,262   40,638
                                 _________  ________  ________ _________
    Total interest-bearing
      liabilities                  60,983   14,561      11,262   86,806

Gap                             $(40,734)  (8,032)      62,460   13,694
                                ========== =========  ========= =========
Cumulative gap                  $(40,734) (48,766)      13,694
                                ========== =========  =========
Cumulative gap/total
 earning assets                   (40.53)% (48.52)%     13.63%
                                ========== =========  =========

Risk Elements
_____________

The following table sets forth the past due and nonaccrual loans (in thousands of dollars):

                                                        December 31
                                                        ___________
                                                        1995   1994
                                                        ____   ____

Loans past due 90 days or more                         $ 135    227
                                                         ===    ===
Nonaccrual loans                                       $ 853    494
                                                         ===    ===

The amount of additional interest income on nonaccrual loans which would have been recognized during 1995 and 1994, had the related loans been performing according to their original terms, approximates $67,000 and $38,000, respectively. The income recognized during 1995 and 1994 on these loans was not significant.

Loans are placed on nonaccrual status when management's assessment of the borrowers' financial condition indicates that collection of interest is doubtful. In making this determination, management considers current economic and business conditions, the nature of the collateral, collection efforts and regulatory guidelines.

Potential Problem Loans
________________________

Management has identified approximately $104,000 of potential problem loans, which are loans for which payments are contractually current but the borrowers are currently experiencing financial difficulties at December 31, 1995, which are not otherwise identified as past due or nonaccrual.

SUMMARY OF LOAN LOSS EXPERIENCE
_______________________________

The following table summarizes the activity in the allowance for loan losses arising from loans charged-off, recoveries of loans previously charged-off, and additions to the allowance charged to income (in thousands of dollars):

                                                      Years ended
                                                      December 31
                                                     1995     1994
                                                     ____     ____


Balance of the allowance for loan
  losses at beginning of year                      $ 1,104   1,130
                                                     ______  ______
Loans charged-off:
  Commercial, financial and agricultural                 3      15
  Real estate                                           25     112
  Individuals                                           59      56
                                                     ______  ______
                                                        87     183
                                                     ______  ______
Recoveries on loans previously charged-off:
  Commercial, financial and agricultural                 9      14
  Real estate                                           17      57
  Individuals                                           17      26
                                                      _____  ______

                                                        43      97
                                                      _____  ______
Net loans charged-off                                   44      86

Provision charged to income                            136      60
                                                      _____  ______

Balance of the allowance for loan
  losses at end of year                            $ 1,196   1,104
                                                     ======  ======
Ratio of net charge-offs during the year to
  average loans outstanding during the year           0.08%   0.18%
                                                     ======  ======

Allowance for Loan Losses and Nonperforming Loans
_________________________________________________

Management considers the allowance for loan losses adequate to cover losses on the loans outstanding as of each reporting date. It must be emphasized, however, that the determination of the allowance for loan losses, using the Bank's procedures and methods, rests upon various judgments and assumptions. The factors which influence management's judgment in determining the level of the allowance for loan losses and the amount which is charged to operating expenses are: (1) past loan loss experience; (2) composition of the loan portfolio; (3) evaluation of potential future losses; (4) current economic conditions; (5) specific identification and anticipation of problem and nonperforming loans, and
(6) other relevant factors affecting loans. No assurance can be given that the Bank will not, in any particular period, sustain loan losses which are sizable in relation to the amount reserved or that subsequent evaluations of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the allowance for loan losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgment about information available to them at the time of their examinations.

The following is an allocation of the allowance for loan losses by related categories of loans and the percentage of loans in each category to total loans (in thousands of dollars):

                                                    December 31
                                                    ___________
                                              1995              1994
                                     __________________  __________________

Commercial, financial and
  agricultural                        $    73    6.1%         83    7.5%
Real estate                               978   81.8         899   81.4
Individuals                               145   12.1         122   11.1
                                        _____  _____       _____  _____

                                      $ 1,196  100.0%      1,104  100.0%
                                        =====  =====       =====  =====

DEPOSITS
_________

The daily average amounts and average rates paid on deposits are summarized below (in thousands of dollars):

                                                 December 31
                                                 ___________
                                            1995             1994
                                     ________________  _________________

Noninterest-bearing demand           $ 10,912    - %      10,111    - %
NOW accounts                           18,166  2.7        19,225  2.3
Money market accounts                  10,892  2.4        11,850  2.5
Savings and IRA accounts               23,096  3.6        24,087  3.3
Certificates of deposit and other time
  deposits, $100,000 and over           3,571  5.2         3,237  3.5
Other certificates of deposit          27,712  4.8        26,856  3.3
                                       ______  ====       ______  ===
                                     $ 94,349             95,366
                                       ======             ======

Remaining maturities of deposits of $100,000 or more at December 31, 1995, are summarized as follows (in thousands of dollars):

                                                   Over 3
                                         Within    through   Over 12
                                        3 months  12 months  months   Total
                                        ________  _________  _______ _______

Certificates of deposit,
 and other time deposits,
 $100,000 and over                      $ 2,764     1,652       -      4,416
                                         ======     =====     ======   =====

The Bank has no foreign deposits.

RETURN ON EQUITY AND ASSETS
____________________________

The following table shows the return on assets (net income divided by average total assets), return on equity (net income divided by average equity), dividend payout ratio (dividends declared per share divided by net income per share) and equity to assets ratio (average equity divided by average total assets) for each year indicated.

                                                        Year ended
                                                        December 31
                                                        ____________
                                                       1995     1994
                                                      _______ _______

Return on assets                                       1.04%   1.11%
Return on equity                                      12.34   14.43
Dividend payout ratio                                 38.63   30.86
Equity to assets ratio                                 8.39    7.72
                                                      ======= =======

Item 2 - Properties
         __________

The principal properties of Bancshares and the Bank (collectively, the Company), are its main offices located at 110 Franklin Street, Napoleonville, Louisiana, a motor branch in Napoleonville, Louisiana, an automatic teller machine (ATM) in Belle Rose, Louisiana, and branch offices in Pierre Part and Labadieville, Louisiana. The Bank owns all of these properties with no encumbrances. The Bank also owns certain leasehold improvements associated with its LaPlace branch.

Item 3 - Legal Proceedings
         __________________

The Company is a party to various ordinary routine legal proceedings incidental to its business, none of which is believed by management, after consulting with counsel, will have a material effect on the financial position or results of operations of either Bancshares or the Bank.

Item 4 - Submission of Matters to a Vote of Security Holders
         ____________________________________________________

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Item 4a - Executive Officers of the Registrant
          ____________________________________

The executive officers of Bancshares and the Bank are Joseph H. Montero and Harold F. Templet. Mr. Montero, 61, is the President and Chief Executive Officer of Bancshares and the Bank and has served as an executive officer of the Bank since 1971. Mr. Templet, 49, has been an executive officer of the Bank since 1981; he currently serves as Bancshares' Secretary and Treasurer and the Bank's Senior Vice President.

PART II
________

Item 5 - Market Price of, and Dividends on, the Registrant's Common Equity and Related Stockholder Matters
         _________________________________________________________________

The primary market area for Bancshares' common stock is the Assumption Parish area. There is no established trading market for the common stock. The limited number of transactions that have come to the attention of management during the past two years have occurred at prices ranging from $27 to $42 per share. No assurance can be given that this range of prices per share represents the actual market value of Bancshares' common stock.

The approximate number of holders of record of each class of Bancshares' equity securities as of December 31, 1995, was as follows:

         Title of Class                        Number of Record Holders
         _______________                       _________________________

          Common stock, $5 par value                       737

Bancshares' declared annual dividends to its stockholders of $416,000 ($2.60 per share) and $360,000 ($2.25 per share) during 1995 and 1994, respectively. Future dividends are dependent upon the future earnings of Bancshares and management's discretion.

Item 6 - Selected Financial Data
         ________________________

Selected financial data of Bancshares and the Bank for each of the years in the five-year period ended December 31, 1995, is shown below. The selected financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and the related notes thereto for the three years ended December 31, 1995, included in Items 7 and 8, respectively (dollars in thousands, except per share data).

                           SELECTED FINANCIAL DATA
                           ________________________

                             1995      1994      1993    1992      1991
                             _____     ____      ____    ____      ____
Interest income:
 Interest and fees
  on loans                 $ 4,819    4,259     4,169    4,520    4,903
 Interest on securities      2,510    2,668     3,008    3,554    2,595
 Other                         170      151       164      153      367
                           ________  _______   _______  _______  _______
   Total interest
     income                  7,499    7,078     7,341    8,227    7,865

 Interest expense           (3,125)  (2,569)   (2,832)  (3,601)  (4,816)
                           ________  _______   _______  _______  _______
   Net interest
     income                  4,374    4,509     4,509    4,626    3,049

 Provision for possible
   loan losses                (136)     (60)     (321)    (446)    (919)
                           ________  _______   _______  _______  _______

    Net interest
      income after
      provision for
      possible loan
      losses                 4,238    4,449     4,188    4,180    2,130
                           ________  _______   _______  _______  _______

 Other income                  637      531       662      330       75
 Other expenses             (3,582)  (3,539)   (3,241)  (3,101)  (2,761)
                           ________  _______   _______  _______  _______

    Income (loss)
      before income
      taxes                  1,293    1,441     1,609    1,409     (556)

 Income tax expense            216      275       496      432       -
                           ________  _______   _______  _______  _______
    Income (loss)
      before cumulative
      effect of change
      in accounting
      principle              1,077    1,166      1,113     977      (556)

 Cumulative effect of
  change in accounting
  for income taxes              -        -          54      -         -
                           ________  _______   _______  _______  _______

     Net income
      (loss)               $ 1,077    1,166      1,167     977      (556)
                           ========  =======   =======  =======  =========
 Per share data:
  Income (loss) before
   cumulative effect of
   change in accounting
   principle               $  6.73     7.29       6.95    6.11     (3.48)
                           =======   =======    =======  =======  ========
 Cumulative effect of
  change in accounting
  for income taxes              -       -          .34      -        -
                           =======   =======    =======  =======  =======

 Net income (loss)         $  6.73     7.29       7.29    6.11     (3.48)
                           =======   =======    =======  =======  ========
 Dividends declared        $  2.60     2.25       2.50    1.75       -
                           =======   =======    =======  =======  ========

Number of shares
   used in computations    160,000  160,000     160,000  160,000  160,000
                           =======  =======     =======  =======  ========
 Total securities        $  37,365   42,676      48,669   45,142   42,539
                           =======  =======     =======  =======  ========
 Total loans             $  57,086   50,576      43,559   42,889   42,717
                           =======  =======     =======  =======  ========
 Total assets            $ 109,108  106,426     105,843  107,728   96,993
                           =======  =======     =======  =======  ========

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations
         __________________________________________________________________

The following discussion focuses primarily on the Bank and should be read in conjunction with the consolidated financial statements, the related notes thereto, and other financial information presented herein.

Overview of 1995 Performance
_____________________________


The Bank recorded consolidated net income of $1,077,000 or $6.73 per share in 1995 as compared to a net income of $1,166,000 or $7.29 per share in 1994, and a net income of $1,167,000 or $7.29 per share in 1993. Equity capital was 8.40% and 7.44% of assets as of December 31, 1995 and 1994, respectively.

The Bank's net income decreased slightly in 1995 due primarily to two factors. First, net interest income fell from $4,509,000 in 1994 to $4,374,000 in 1995. While the Bank achieved a higher rate on earning assets due to an increase in the loan portfolio, higher rates on interest-bearing liabilities resulted in an overall decrease in the net interest margin from 4.60% in 1994 to 4.51% in 1995. This decrease in net interest margin is consistent with economic conditions which drove rates on shorter term liabilities up at a faster pace than longer term earning assets.

Secondly, although charge offs remained low during 1995, the growth in the loan portfolio resulted in an increase in the provision for loan losses from $60,000 in 1994 to $136,000 in 1995. Overall, the provision for loan losses has decreased since 1991. The provision in 1991 was unusually high due to the deterioration and ultimate bankruptcy of certain of the Bank's borrowers. The Bank recognized all of the losses related to these borrowers in 1991, and has experienced a much lower level of loan charge-offs since 1991.

The factors described above which contributed to the decrease in net income during 1995 are offset by an increase in other income. Other income of $637,000 in 1995, compared to $531,000 in 1994, increased primarily due to higher customer service charge income and lower security losses.

Throughout 1994 and 1995, the Bank began investing in a larger volume of state and municipal obligations. The tax exempt income earned on these investments was the primary reason the Bank's effective income tax rate decreased to approximately 17% during 1994 and 1995.

Liquidity and Capital Resources
________________________________

The Bank's deposits increased approximately $1,095,000 at December 31, 1995 as compared to December 31, 1994. Equity as a percentage of year-end assets increased from 7.44% at December 31, 1994 to 8.40% at December 31, 1995. Net earnings of $1,077,000 for the year ended December 31, 1995, and an increase in the fair value of securities classified as available-for-sale of $589,000, offset by dividends of $416,000 resulted in a net increase in stockholders' equity of $1,250,000. The increase in cash and cash equivalents was due primarily to the increase in deposits, and the normal cycle of cash flow by the agricultural customers in the Bank's trade area.

In prior years, fluctuating interest rates and competitive forces in the financial services industry have intensified the need for management and matching of maturities of various assets and liabilities. During the recent past, interest rates earned on loans and newly-acquired securities have generally stabilized. However, elimination of rate ceilings and maturity restrictions on a major segment of the Bank's interest-bearing deposit accounts, the introduction of money market accounts and the general deregulation of the financial services industry have intensified competition for funds, resulting in the need for management of all maturities. This process involves maintaining liquidity and controlling interest sensitivity. The goal of liquidity management is to ensure funds are available for customer needs. Interest sensitivity management attempts to match shifts in earning asset yields with interest paying liability rates.

Increased competition for funds and loans, combined with the weak local economic conditions, have created risks for institutions without adequate liquidity and favorable opportunities for those which have their resources structured to take advantage of income opportunities as they appear. The Bank has an aggregate of approximately $33 million of cash and due from banks, federal funds sold, securities and loans maturing within one year. Management believes the Bank currently has sufficient liquidity. Further liquidity may be provided for the Bank, should the need arise, by acquiring additional deposits and through borrowing from the federal funds market or through the use of repurchase agreements.

The dividends declared and paid in 1995, 1994 and 1993 were $2.60, $2.25 and $2.50 per share, respectively. The continuation of the dividend is dependent upon the future profitability of the Bank. While management expects the Bank to be profitable in the future, future profitability cannot be predicted with certainty.

The Federal Reserve Board has adopted a risk-based capital measure which is applicable to bank holding companies and banks. The guidelines for measuring compliance with the risk-based capital require a minimum total capital standard of 8% at December 31, 1995, of which 4.00% must consist of "core" capital (common stockholders' equity). At December 31, 1995, the Bank was in compliance with the risk-based capital requirements having both a core and a total capital ratio of 18.38%. Management is not aware of any recommendations by regulatory authorities which are reasonably likely to have a material effect on the Bank's liquidity, capital resources or operations.

Securities
____________

Securities  which  totaled  $37,365,000 at December  31,  1995,  decreased approximately $5,300,000 or 12% from 1994. During 1995, the Bank experienced loan growth of approximately $6,500,000 which was funded primarily through sales and maturities of investments. The securities portfolio is managed with the primary objective of generating interest income while maintaining an appropriate level of asset liquidity and controlling the Bank's net interest rate risk position.

The Bank adopted the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (Statement 115) at December 31, 1993. Under Statement 115, held-to-maturity securities are those securities which the Bank has the ability and intent to hold until maturity. Trading securities are bought and held principally for the purpose of selling them in the near future. The Bank has not established a trading portfolio. All other securities not included in trading or held-to-maturity are classified as available-for-sale. Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums and discounts.

As a result of increases in the general level of market interest rate during 1994, the carrying value of securities available for sale included $552,000 in net unrealized losses, net of taxes, as of December 31, 1994. Management considered the gross unrealized losses in the securities portfolio to be temporary in nature.

During November 1995, the Financial Accounting Standards Board (FASB) issued a "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" (Implementation Guide). In accordance with the Implementation Guide, the Bank reclassified securities with an amortized cost of $10,899,000 and a net unrealized gain of $14,600 from held-to-maturity to available-for-sale as of December 31, 1995.

After this reclassification, securities with a fair value of $22,687,000 have been identified as available-for-sale. Improving bond prices caused a significant change in the market values of these securities during 1995. Fair value of securities classified as available-for-sale exceeded their amortized cost by $56,000. Included in other liabilities at December 31, 1995, is $19,000 to reflect the tax effect of unrealized holding gains. A net unrealized gain on securities of $37,000 is included in stockholders' equity at December 31, 1995.

Allowance and Provision for Loan Losses
________________________________________

The provision for loan losses was $136,000 in 1995, compared to $60,000 and $321,000 in 1994 and 1993, respectively. While the Bank continues to experience a low level of charge offs, growth in the loan portfolio resulted in a higher provision for loan losses in 1995. The Bank's allowance for loan losses as a percentage of gross loans was 2.09% and 2.18% at December 31, 1995 and 1994, respectively. The provision for loan losses is based upon management's evaluation of the loan portfolio and the prevailing local economy. Management continues to evaluate the adequacy of the allowance for loan losses on an ongoing basis and believes, based on its analysis, that the allowance is adequate to absorb losses relating to these and other credits in the portfolio.

The level of nonperforming assets, which includes other real estate and nonaccrual loans, increased to approximately $874,000 in 1995 compared to $681,000 and $732,000 in 1994 and 1993, respectively. This increase in nonperforming assets is not the result of a single borrower, rather, it is due to several residential and commercial real estate loans being placed on nonaccrual status during 1995. As a percentage of total loans plus foreclosed assets, nonperforming assets were 1.5%, 1.3%, 1.7% at December 31, 1995, 1994 and 1993, respectively. Management does not believe there has been an overall deterioration in asset quality as a result of these changes.

Net Interest Income
____________________

The primary factors which impact net interest income are the gross amount and mix of interest-earning assets and interest-bearing liabilities, their respective yields, and relative sensitivity to changes in market interest rates.

Net interest income in 1995 was $4,374,000, down from $4,509,000 in both 1994 and 1993. Although interest rates increased substantially during 1995, the Bank's yield on loans decreased slightly due to the significant portion of fixed rate loans. The Bank's yields on loans have traditionally lagged the current interest rate environment. At the same time, the Bank's deposit liabilities reprice faster, resulting in moderate rate increases during 1995. The net result is a small decrease in the Bank's net interest margin for 1995. Further, the Bank's larger allocation of investments in tax free municipal obligations at lower coupon rates resulted in a reduced net interest income. The table entitled Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential appearing under the heading Statistical Information in Item 1 above reveals how decreasing volumes of interest-earning assets, increasing rates earned on those assets combined with lower volumes of interest-bearing liabilities at rates higher than the previous year resulted in a $134,000 lower net interest income when compared with 1994.

Other Income
_____________

Other income in 1995 was $637,000, up from the 1994 amount of $531,000, and down slightly from $662,000 in 1993. The fluctuations in other income for 1995, 1994 and 1993 are primarily due to security gains in 1993 compared to losses realized in 1994 and 1995 and changes in service charges earned on deposit accounts.

Other Expenses
______________

Other expenses in 1995 totaled $3,582,000, 1994 totaled $3,539,000, up from $3,241,000 in 1993. Salaries and employee benefits increased $87,000 from 1994 to 1995 due to the addition of one full-time and two part-time employees as well as an increase in pension costs. During 1995, the Bank Insurance Fund (BIF) administered by the FDIC, became fully funded. As a result, the Bank's FDIC insurance premiums decreased approximately $100,000. Expenses to maintain other real estate decreased during 1995 due to the Bank's falling level of foreclosures. Professional services expenses increased due to additional legal and accounting fees during 1995.

Other expenses increased from $3,241,000 in 1993 to $3,539,000 in 1994 primarily due to the opening of a new branch office in January 1994. Salaries and employee benefits increased $186,000 during 1994 due to the addition of five new employees.

Income Taxes
_____________

Note 8 to the consolidated financial statements includes a reconciliation of income tax expense for the years ended December 31, 1995, 1994, and 1993 to the expected income tax expense, based on the statutory federal income tax rate of 34%. Tax-exempt interest of $721,000, $501,000 and $166,000 during 1995, 1994 and 1993, respectively, was a principal factor in reducing the effective tax rate during those years.

Fair Value of Financial Instruments
____________________________________

The Bank adopted the provisions of Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments (Statement 107) at December 31, 1995. Under Statement 107, the Bank has disclosed fair value information for its financial instruments. Refer to note 11 to the consolidated financial statements for further detail.

The fair value of financial instruments is based upon quoted market prices or management's best estimate of the values at which the instruments could be exchanged in a transaction between willing parties. Estimates of fair values are based on present value and other valuation techniques, which are significantly affected by the assumptions used, including discount rates and estimates of future cash flows. As such, the derived fair value estimates may not be realizable in an immediate settlement of the instruments.

It is not management's intention to immediately dispose of a significant portion of its financial instruments; thus, any unrealized gains or losses should not be interpreted as a forecast of future earnings and cash flows.

Effect of Inflation
____________________

Inflation is not a material factor affecting the Bank's business. General operating expenses such as salaries and employee benefits are, however, subject to normal inflationary pressures.

Effects of Financial Accounting Standards Issued but not Adopted
_________________________________________________________________

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (Statement 121). Statement 121 provides guidance for the recognition of impairment losses related to long-lived assets, such as bank premises, and certain intangibles and related goodwill. The Statement, which if effective for fiscal years beginning after December 15, 1995, requires that assets be reviewed for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The Company has determined that adoption of the provisions of Statement 121 will have no material effect on its financial condition and results of operations.

In May 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 122, Accounting for Mortgage Servicing Rights, an Amendment to FASB Statement No. 65 (Statement 122). Statement 122 requires that entities recognize, as separate assets, the rights to service mortgage loans for others, however those servicing rights are acquired. The Statement, which is to be applied prospectively in fiscal years beginning after December 15, 1995, also requires that the assessment of capitalized mortgage servicing rights for impairment be based on the fair value of those rights. The Company has determined that adoption of Statement 122 will have no effect on its financial condition and results of operations.

Item 8 - Financial Statements and Supplementary Data
         ___________________________________________

Index to Financial Statements
 _______________________________

Independent Auditors' Report

Consolidated Statements of Condition as of December 31, 1995 and 1994

Consolidated Statements of Operations for the years ended December 31, 1995, 1994 and 1993

Consolidated  Statements  of  Stockholders' Equity  for  the  years  ended
  December 31, 1995, 1994 and 1993

Consolidated Statements of Cash  Flows  for  the  years ended December 31,
  1995, 1994 and 1993

Notes to Consolidated Financial Statements for the  years  ended  December
  31, 1995, 1994 and 1993

All schedules have been omitted because they are not applicable or the required information is presented in the consolidated financial statements or notes thereto.

                                    Independent Auditors' Report
                                    ______________________________

The Board of Directors
Assumption Bancshares, Inc.:


We have audited the accompanying consolidated statements of condition of Assumption Bancshares, Inc. and subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Assumption Bancshares, Inc. and subsidiary at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three- year period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in note 1, the Company changed its method of accounting for securities to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities at December 31, 1993. Also, as discussed in note 1, the Company changed its method of accounting for income taxes to adopt the provisions of the Financial Accounting Standards Board's SFAS No. 109, Accounting for Income Taxes on January 1, 1993.

KPMG PEAT MARWICK LLP

New Orleans, Louisiana
January 11, 1996

                         ASSUMPTION BANCSHARES, INC.
                                AND SUBSIDIARY

                   Consolidated Statements of Condition

                         December 31, 1995 and 1994

      Assets                              1995         1994
      _______                           ________     _________

Cash and due from banks               $ 6,293,399    5,646,119
Federal funds sold                      5,950,000    4,800,000
                                      ___________    __________

     Cash and cash equivalents         12,243,399   10,446,119

Interest-bearing time deposits             99,000       99,000
Securities (note 2):
  Held-to-maturity (market values of
   $14,765,181 and $23,765,186
   at December 31, 1995 and 1994,
   respectively)                       14,677,589   25,509,568
  Available-for-sale (amortized cost
   of $22,630,690 and $18,002,372
   at December 31, 1995 and 1994,
   respectively)                       22,686,923   17,166,810

Loans (note 3)                         57,086,118   50,575,872
 Less allowance for loan losses         1,195,517    1,103,823
                                      ____________ ____________
                                       55,890,601   49,472,049

Other real estate                          20,717      187,243
Bank premises and equipment,
   net (note 4)                         2,230,281    2,052,931
Accrued interest receivable               814,196      819,816
Other assets (note 5)                     444,794      672,006
                                      ____________ _____________
                                    $ 109,107,500  106,425,542
                                      ============ =============

 Liabilities and Stockholders' Equity
 _____________________________________

Deposits (note 6):
  Noninterest-bearing deposits         12,542,093   11,419,962
  Interest-bearing deposits            86,806,028   86,832,805
                                      ____________ ____________
                                       99,348,121   98,252,767

Accrued interest payable                  340,500      193,474
Other liabilities and accrued expenses    252,980       63,584
                                      ____________ ____________
   Total liabilities                   99,941,601   98,509,825
                                      ____________ ____________

                                                        (Continued)

                      ASSUMPTION BANCSHARES, INC.
                              AND SUBSIDIARY

            Consolidated Statements of Condition, continued


                                                      1995        1994
                                                      _____       _____
Stockholders' equity (note 9):
  Common stock - $5 par value.  Authorized
    1,000,000 shares; issued and outstanding
    160,000 shares in 1995 and 1994               $  800,000     800,000
  Paid-in capital                                    450,000     450,000
  Retained earnings                                7,878,785   7,217,554
  Unrealized gain (loss) on securities,
     net of income taxes                              37,114    (551,837)
                                                   __________ ___________
          Total stockholders' equity               9,165,899   7,915,717
                                                   __________ ___________
Commitments (notes 5 and 10)
                                                $109,107,500 106,425,542
                                                 =========== ===========

See accompanying notes to consolidated financial statements.

                        ASSUMPTION BANCSHARES, INC.
                             AND SUBSIDIARY

                   Consolidated Statements of Operations

               Years ended December 31, 1995, 1994 and 1993

                                            1995       1994       1993
                                      ____________ ___________ ___________
Interest income:
  Interest and fees on loans          $ 4,818,574   4,258,766   4,169,253
  Interest on securities:
    Taxable                             1,800,819   2,177,923   2,841,888
    Exempt from federal income taxes      709,192     489,820     166,280
  Interest on federal funds sold          163,735     146,561     158,476
  Interest on deposits with banks           6,510       4,810       5,025
                                      ____________ ___________ ___________
        Total interest income           7,498,830   7,077,880   7,340,922

Interest expense on deposits            3,124,468   2,568,689   2,831,879
                                      ____________ ___________ ___________
        Net interest income             4,374,362   4,509,191   4,509,043

Provision for loan losses (note 3)        136,000      60,000     320,500
                                      ____________ ___________ ___________
        Net interest income after
          provision for loan losses     4,238,362   4,449,191   4,188,543
                                      ____________ ___________ ___________

Other income:
  Service charges on customer accounts    422,508     382,879     430,345
  Securities gains (losses)                (9,318)    (48,997)     82,688
  Other                                   223,327     197,340     148,472
                                      ____________ ___________ ___________
                                          636,517     531,222     661,505
Other expenses (note 7)                 3,581,629   3,539,335   3,240,927
                                      ____________ ___________ ___________
       Income before income
        taxes and cumulative
        effect of change in
        accounting principle            1,293,250   1,441,078    1,609,121
Income tax expense (note 8)               216,019     274,859      496,531
                                      ____________ ___________ ___________
       Income before cumulative
        effect of change in
        accounting principle            1,077,231   1,166,219    1,112,590

Cumulative effect of change in
 accounting for income taxes                  -           -         54,255
                                      ____________ ___________ ___________

        Net income                    $ 1,077,231   1,166,219    1,166,845
                                      ============ =========== ===========
Per share data:
  Income before cumulative
   effect of change in
   accounting principle                      6.73        7.29         6.95

  Cumulative effect of change
   in accounting for income taxes               -          -           .34
                                      ____________ ___________ ___________

  Net income                            $    6.73        7.29         7.29
                                      ============ =========== ============
  Number of shares used in computations   160,000     160,000      160,000
                                      ============ =========== ============
See accompanying notes to consolidated financial statements.

                ASSUMPTION BANCSHARES, INC.
                      AND SUBSIDIARY

            Consolidated Statements of Stockhlders' Equity

            Years ended December 31, 1995, 1994 and 1993

                                                                       Net
                                                                     unrealized
                                                                       gain or         Total
                                  Common     Paid-in     Retained    (loss)  on     stockholders'
                                   stock     capital      earnings    securities        equity
                                 __________ __________  ____________ ______________ ______________
Balances at January 1, 1993      $ 800,000    450,000    5,644,490         -          6,894,490
Net Income                            -          _       1,166,845         _          1,166,845
Dividends declared, $2.50
  per common share                    _          _        (400,000)        _           (400,000)
Implementation of change
  in accounting for
  investment securities,
  net of tax expense of
  $139,701                            _          _            _        271,185          271,185
                                 __________ __________  ____________ ______________ ______________
Balances at December 31, 1993      800,000    450,000    6,411,335     271,185        7,932,520

Net Income                            -          -       1,166,219        -           1,166,219
Dividends declared, $2.25
  per common share                    -          -        (360,000)       -            (360,000)
Change in unrealized gain
  (loss) on securities, net
  of tax benefit of $423,981          -          -            -       (823,022)        (823,022)
                                 __________ __________  ____________ ______________ ______________
Balances at December 31, 1994      800,000    450,000    7,217,554    (551,837)       7,915,717

Net Income                            -          -       1,077,231        -           1,077,231
Dividends declared, $2.60                                 (416,000)       -            (416,000)
  per common share                    -          -
Change in unrealized gain (loss)
  on securities, net of tax
  expense of $303,400                 -          -           -         558,951          588,951
                                 __________ __________  ____________ ______________ ______________
Balances at December 31, 1995      800,000    450,000    7,878,785      37,114        9,165,899
                                 ========== ==========  ============ ============== ==============
See accompanying notes to consolidated financial statements.


                       ASSUMPTION BANCSHARES, INC.
                              AND SUBSIDIARY

                  Consolidated Statements of Cash Flows

               Years ended December 31, 1995, 1994 and 1993


                                              1995        1994         1993
                                         ____________ ____________ ___________

Cash flows from operating activities:
   Net income                            $ 1,077,231    1,166,219   1,166,845
   Adjustments to reconcile net
    income to net cash provided
    by operating activities:
      Depreciation and amortization          201,625      199,800     152,016
      Provision for loan losses              136,000       60,000     320,500
      Securities losses (gains)                9,318       48,997     (82,688)
      Writedown of other real estate             -         63,554      79,753
      Decrease (increase) in accrued
       interest receivable                     5,620      (46,862)     59,805
      Increase in accrued
       interest payable                      147,026      (18,941)    (46,047)
      Other                                  113,205       11,057    (217,737)
                                         ____________ ____________ ___________
          Net cash provided by
           operating activities            1,690,025    1,483,824   1,432,447
                                         ____________ ____________ ___________
Cash flows from investing activities:
  Proceeds from sales of securities
   available-for-sale                      5,213,282   11,523,329  13,592,242
  Maturities of and principal payments
   on securities held-to-maturity          2,256,336    5,075,055  15,708,390
  Purchases of securities available-for
   sale                                     (489,431)    (458,675)       -
  Maturities of and principal payments
   on securities available-for-sale        1,503,873    3,250,573        -
  Purchases of securities held-to-
   maturity                                (2,323,160)(14,780,358)(27,141,543)
  Loans originated, net of principal
   collected                               (6,577,548) (7,055,327)   (910,306)
  Proceeds from sales of other real
   estate                                     228,733       -         226,203
  Capital expenditures                       (384,184)   (613,554)   (700,442)
                                         ____________ ____________ ___________
          Net cash provided by (used
            in) investing activities         (572,099) (3,058,957)    774,544
                                         ____________ ____________ ___________

                                                                  (Continued)

                                    ASSUMPTION BANCSHARES, INC.
                                           AND SUBSIDIARY

                          Consolidated Statements of Cash Flows, continued


                                              1995        1994         1993
                                         ____________ ____________ ___________

Cash flows from financing activities:
  Net increase (decrease) in demand
   deposits, NOW accounts, money
   market accounts and savings and
   IRA accounts                          $ (778,149)    1,712,634    (100,112)
  Net increase (decrease) in
   certificates of deposit                1,873,503      (981,814) (2,846,106)
  Dividends paid                           (416,000)     (360,000)   (400,000)
                                         ____________ ____________ ___________
         Net cash provided by (used
            in) financing activities        679,354       370,820  (3,346,218)
                                         ____________ ____________ ___________
Net increase (decrease) in cash
 and cash equivalents                     1,797,280    (1,204,313) (1,139,227)

Cash and cash equivalents at
 beginning of year                       10,446,119    11,650,432  12,789,659
                                         ____________ ____________ ___________

Cash and cash equivalents at
 end of year                            $12,243,399    10,446,119  11,650,432
                                         ============ ============ ===========
Supplemental disclosures:
 Interest paid                          $ 2,977,442     2,587,630   2,877,926
                                         ============ ============ ===========
Income taxes paid                       $   250,000       310,000     460,000
                                         ============ ============ ===========
See accompanying notes to consolidated financial statements.

                             ASSUMPTION BANCSHARES, INC.
                                   AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                     December 31, 1995, 1994 and 1993


(1) Summary of Significant Accounting Policies

 (a) Organization
    ______________

    Assumption Bancshares, Inc. (Bancshares) was incorporated under the laws of the State of Louisiana in 1984. On July 31, 1984, Assumption Bank and Trust Company (the Bank) was reorganized as a subsidiary of Bancshares. Prior to July 31, 1984, Bancshares had no significant activity. Bancshares is currently engaged, through the Bank subsidiary, in banking activities. The Bank is the principal asset and primary source of revenue for Bancshares.

    The Bank is subject to competition from other financial institutions and the regulations of certain government agencies. The government regulatory authorities periodically examine the Bank's financial condition and regulatory compliance.

 (b) Basis of Presentation
    ______________________

    The consolidated financial statements include the financial statements of Bancshares and the Bank. All significant intercompany balances and transactions have been eliminated in consolidation. All references to the "Bank" appearing hereafter shall mean the consolidated balances of Bancshares and the Bank.

 (c) Securities
    ___________

    The Bank adopted the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (Statement 115) at December 31, 1993. Under Statement 115, the Bank classifies its securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near future. The Bank has not established a trading portfolio. Held-to-maturity securities are those securities in which the Bank has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale.

    Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are reported as a separate component of stockholders' equity until realized. Transfers of securities between categories are recorded at fair value at the date of transfer. Unrealized holding gains and losses are recognized in earnings for transfers into trading securities. Unrealized holding gains or losses associated with transfers of securities from held-to-maturity to available-for-sale are recorded as a separate component of stockholders' equity. The

                                                                 (Continued)

                           ASSUMPTION BANCSHARES, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


    unrealized holding gains or losses included in the separate component of equity for securities transferred from available-for-sale to held-for-maturity are maintained and amortized into earnings over the remaining life of the security as an adjustment to yield in a manner consistent with the amortization or accretion of premium or discount on the associated security.

    A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary results in a charge to earnings resulting in the establishment of a new cost basis for the security.

    Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method. Interest income is recognized when earned. Realized gains and losses for securities classified as available-for-sale and held-to-maturity are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

 (d) Allowance for Loan Losses
    ___________________________

    Management considers the allowance for loan losses adequate to absorb losses on the loans outstanding as of each reporting date. The determination of the allowance for loan losses, using the Bank's procedures and methods, is based upon various judgments and assumptions. The factors which influence management's judgment in determining the level of the allowance for loan losses and the amount which is charged to operating expenses are: (1) past loan loss experience; (2) composition of the loan portfolio; (3) evaluation of potential future losses; (4) current economic conditions; (5) specific identification and anticipation of problem and nonperforming loans, and (6) other relevant factors affecting loans. No assurance can be given that the Bank will not, in any particular period, sustain loan losses which are sizable in relation to the amount reserved or that subsequent evaluations of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the allowance for loan losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgment about information available to them at the time of their examinations.

    During the first quarter of 1995, the Bank adopted Statement of Financial Accounting Standard No. 114, Accounting by Creditors for Impairment of a Loan (Statement No. 114) and Statement of Financial Accounting Standards No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures (Statement No. 118). The Bank applied the provisions of Statement No. 114 and Statement No. 118 to all of its loans, except for its consumer installment loans which are collectively evaluated for impairment.

                                                                 (Continued)

                           ASSUMPTION BANCSHARES, INC.
                                 AND SUBSIDIARY

                  Notes to Consolidated Financial Statements


    Pursuant to Statement No. 114 and Statement No. 118, a loan is considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect principal and interest amounts due according to the contractual terms of the loan agreement. When a loan is impaired, the measurement of its impairment can be determined in one of three ways, as follows: (1) the present value of the expected cash flows of the loan discounted at the loan's original effective interest rate, (2) the observable market price of the impaired loan, or (3) the fair value of the collateral of a collateral-dependent loan. The amount by which the recorded investment in the loan exceeds the measure of the impaired loan is recognized by recording a valuation allowance with a corresponding charge to the provision for possible loan losses. The effect of adopting Statement No. 114 and Statement No. 118 on the Bank's financial condition and results of operations was immaterial.

 (e) Other Real Estate
    ___________________

    Other real estate consists of properties that were acquired through foreclosure or through acceptance of a deed in lieu of foreclosure. These properties are recorded at the lower of cost or fair value, net of estimated selling costs. When a reduction from the carrying value of the loan to the fair value of the property is required at the time of foreclosure, the difference is charged to the allowance for loan losses. Revenues and expenses associated with operating these properties are recorded during the period in which they are received or incurred.

    The process of determining the appropriate valuation of other real estate involves judgments and estimates that are particularly susceptible to change.

 (f) Bank Premises and Equipment
    _____________________________

    Bank premises and equipment are stated at cost, less accumulated depreciation. Depreciation of bank premises and equipment is calculated using a combination of straight-line and accelerated methods over the estimated useful lives of the assets. Estimated useful lives range up to 39 years for buildings, 3-10 years for furniture and equipment and the shorter of the lease term or the useful life for leasehold improvements.

                                                                  (Continued)

                          ASSUMPTION BANCSHARES, INC.
                                 AND SUBSIDIARY

                 Notes to Consolidated Financial Statements


 (g) Interest Income on Loans
    _________________________

   Accrual of interest on loans is discontinued when management believes, after considering economic and business conditions and collection efforts, that the borrowers' financial condition is such that collection of interest is doubtful. Loan origination fees, net of loan origination costs, are recognized over the life of the loan as an adjustment to interest income.

 (h) Income Taxes
   ________________

   Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (Statement 109) and has reported the cumulative effect of that change in the method of accounting for income taxes in the 1993 consolidated statement of income. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

 (i) Pension Plan
  ________________

   The Bank participates in a noncontributory defined-benefit pension plan organized by the Louisiana Bankers' Association which covers substantially all employees. Pension costs are actuarially determined and include the amortization of prior service costs over the estimated remaining service periods of the Bank's employees. Funding is based on a review of the specific requirements and an evaluation of the assets and liabilities of the defined-benefit pension plan. The Bank does not provide any postretirement or postemployment benefits, except for those provided under the pension plan.

 (j) Advertising Cost
   ___________________

   The costs of advertising are expensed as incurred.

 (k) Reclassification
   ___________________

   Certain  reclassifications   were   made  to  the  consolidated  financial
   statements of prior years to conform with the presentation for 1995.

                                                             (Continued)

                         ASSUMPTION BANCSHARES, INC.
                               AND SUBSIDIARY

               Notes to Consolidated Financial Statements


 (l) Use of Estimates
   ___________________

  Management of the Bank has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

 (m) Earnings per Share
   _____________________

  Earnings per share have been computed on the basis of the weighted average number of shares of common stock outstanding during the year.

 (n) Statements of Cash Flows
   ___________________________

   For purposes of the consolidated statements of cash flows, the Bank considers due from banks and federal funds sold to be cash equivalents.

(2)  Securities
    ____________

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for-sale and held-to-maturity securities by major security type at December 31, 1995 and 1994, were as follows:

                                         Gross      Gross
                            Amortized  unrealized  unrealized    Fair
1995                          cost       gains      losses       value
_____                       _________ ___________ ___________  __________

Held-to-maturity:
  Mortgage-backed
     securities            $ 4,252,551    81,325    (23,588)    4,310,288
  State and municipal
     obligations             9,970,032   152,595   (160,637)    9,961,990
  Collateralized
     mortgage
     obligations               455,006    37,897       -          492,903
                            ___________ _________  __________  ___________

  Total held-to-
     maturity               14,677,589   271,817   (184,225)    14,765,181
                            ___________ _________  __________  ____________

                                                            (Continued)

                            ASSUMPTION BANCSHARES, INC.
                                  AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


                                               Gross      Gross
                                 Amortized  unrealized  unrealized   Fair
    1995                           cost        gains     losses     value
   ______                       __________  __________  __________ ________

Available-for-sale:
  Mortgage-backed securities  $ 16,748,075   121,091   (137,987)  16,731,179
  Other U.S. Government
   agencies                      1,420,185    70,755     (9,263)   1,481,677
  State and municipal
   obligations                   4,174,676    32,747    (48,128)   4,159,295
  Collateralized mortgage
   obligations                     287,754    27,018         -       314,772
                                ___________ __________ __________ __________
   Total available-for-sale     22,630,690   251,611    (195,378) 22,686,923
                                ___________ __________ __________ __________
  Total securities            $ 37,308,279   523,428    (379,603) 37,452,104
                                =========== ========== ========== ==========



                                               Gross      Gross
                                 Amortized  unrealized  unrealized   Fair
    1994                           cost        gains     losses     value
   ______                       __________  __________  __________ ________

Held-to-maturity:
 U.S. Treasury securities      $  501,404        -        (169)     501,235
 Mortgage-backed securities    11,497,485        -    (814,066)  10,683,419
 Other U.S. Governmentagencies  1,242,368       288    (45,262)   1,197,394
 State and municipal
   obligations                 11,774,541     5,585   (867,935)  10,912,191
 Collateralized mortgage
   obligations                    493,770        10    (22,833)     470,947
                                __________  _________ __________ ___________
   Total held-to-maturity      25,509,568     5,883 (1,750,265)  23,765,186


                                                              (Continued)

                            ASSUMPTION BANCSHARES, INC.
                                  AND SUBSIDIARY

                    Notes to Consolidated Financial Statements


                                               Gross      Gross
                                 Amortized  unrealized  unrealized   Fair
    1994                           cost        gains     losses     value
   ______                       __________  __________  __________ ________

Available-for-sale:
  Mortgage-backed securities    $16,568,909   2,809    (771,111)  15,800,607
  Other U.S. Government
   agencies                         458,961     -          (286)     458,675
  State and municipal
   obligations                      687,482     -       (33,925)     653,557
  Collateralized mortgage
   obligations                      287,020     -       (33,049)     253,971
                                ___________ _________ ___________ __________
    Total available-for-sale     18,002,372   2,809    (838,371)  17,166,810
                                ___________ _________ ___________ __________
    Total securities           $ 43,511,940   8,692  (2,588,636)  40,931,996
                                =========== ========= =========== ==========

The amortized cost and fair values of securities at December 31, 1995, by remaining contractual maturity are shown below (in thousands of dollars). Expected maturities will differ from contractual maturities on mortgage-backed securities and other securities which may have prepayment provisions.

                                                   Amortized   Fair
                                                     cost      value
                                                  __________ __________
Held-to-maturity:
    Due in one year or less                        $   55         56
    Due after one year through five years             506        515
    Due after five years through ten years          5,234      5,256
    Due after ten years                             4,175      4,135
    Mortgage-backed securities and
      collateral mortgage obligations               4,708      4,803
                                                  __________ _________
      Total held-to-maturity                       14,678     14,765
                                                  __________ _________
Available-for-sale:
    Due in one year or less                           200        225
    Due after one year through five years           3,109      3,165
    Due after five years through ten years          2,154      2,119
    Due after ten years                               131        132
    Mortgage-backed securities and
      collateral mortgage obligations              17,036     17,046
                                                  __________ _________
      Total available-for-sale                     22,630     22,687
                                                  __________ _________
      Total securities                           $ 37,308     37,452
                                                  ========== =========

                                                                (Continued)

                         ASSUMPTION BANCSHARES, INC.
                               AND SUBSIDIARY

               Notes to Consolidated Financial Statements


During November 1995, the Financial Accounting Standards Board (FASB) issued "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" (Implementation Guide). In accordance with the Implementation Guide, the Bank reclassified securities with an amortized cost of $10,899,000 and a net unrealized gain of $14,600, from the held-to-maturity category to the available-for-sale category as of December 31, 1995.

During 1995, 1994  and 1993, gross gains of $40,457, $55,929 and $119,048, respectively, were realized on sales of securities. Gross losses of $49,775, $104,926 and $36,360 were realized on sales during 1995, 1994 and
1993, respectively.

Securities having a carrying value of approximately $21,609,000 and $17,537,000 at December 31, 1995 and 1994, respectively, were pledged to secure public deposits as required by law.

At December 31, 1995, the Bank held securities issued by Assumption Parish totaling $980,000, which exceeded 10% of stockholders' equity.

(3) Loans and Allowance for Loan Losses
    ____________________________________
          A summary of the types of loans follows:

                                                1995          1994
                                                ______       ______

Commercial, financial and agricultural       $ 3,497,583    3,808,032
Real estate                                   46,695,271   41,176,673
Individuals                                    6,893,264    5,591,167
                                             ____________ ____________
                                            $ 57,086,118   50,575,872
                                             ============ =============

A summary of the changes in the allowance for loan losses for 1995, 1994 and 1993 follows:

                                          1995        1994        1993
                                          _____       _____       _____

Balance at beginning of year         $ 1,103,823   1,129,774     856,173
Provision charged to income              136,000      60,000     320,500
                                     ____________ ___________ ____________
                                       1,239,823   1,189,774   1,176,673
                                     ____________ ___________ ____________

Loans charged-off                        (87,602)   (140,623)   (202,924)
Recoveries on loans charged-off           43,296      54,672     156,025
                                     ____________ ___________ ____________
      Net loans charged-off              (44,306)    (85,951)    (46,899)
                                     ____________ ___________ ____________
      Balance at end of year         $ 1,195,517   1,103,823   1,129,774
                                     ============ =========== ============

The Bank had loans of approximately $853,000 and $494,000 on nonaccrual at December 31, 1995 and 1994, respectively. The income recognized during 1995, 1994 and 1993 on nonaccrual loans was not significant. The

                                                       (Continued)

                              ASSUMPTION BANCSHARES, INC.
                                    AND SUBSIDIARY

                     Notes to Consolidated Financial Statements


additional amount of income the Bank would have recognized during 1995, 1994 and 1993 had the nonaccrual loans performed according to their terms, approximates $76,000, $38,000 and $58,000, respectively.

At December 31, 1995, impaired loans, all of which were on nonaccrual, totaled $853,000, requiring a total impairment allowance of $235,000. The average recorded investment in impaired loans was approximately $768,000 during the year ended December 31, 1995. The Bank recognized no interest income on those impaired loans during 1995. For all impaired loans, the impairment amount was measured using the fair value of the underlying collateral.

For purposes of the consolidated statements of cash flows, noncash investing and financing transactions include other real estate and assets acquired in settlement of loans of approximately $23,000, $58,000 and $193,000 during 1995, 1994 and 1993, respectively.

The Bank has extended loans, in the ordinary course of business, to officers and directors of Bancshares and the Bank, their immediate families and companies in which the directors are principal owners. In the opinion of management, such transactions are on substantially the same terms as those prevailing at the time for comparable transactions with others. The amount of loans to these persons and their interests and the related activity for 1995 and 1994 is summarized as follows:

                                         1995         1994
                                         _____        _____

Balance at beginning of year          $ 1,056,766     508,411
Additions                               4,618,705   4,150,096
Payments and renewals                  (3,786,625) (3,601,741)
                                      ____________ ____________
Balance at year end                   $ 1,888,846   1,056,766
                                       =========== ============

(4)  Bank Premises and Equipment

     Bank premises and equipment are summarized as follows:

                                                  Accumulated
                                         Cost     depreciation      Net
                                   _____________ ______________ ____________

December 31, 1995:
  Land$                               256,532           -          256,532
  Banking houses                    1,678,007       (667,967)    1,010,040
  Leasehold improvements              108,198        (68,280)       39,918
  Furniture and fixtures            2,708,200     (1,784,409)      923,791
                                  _____________ ______________ ____________
                                  $ 4,750,937     (2,520,656)    2,230,281
                                  ============= ============== ============

December 31, 1994:
  Land                                240,457            -         240,457
  Banking houses                    1,093,811       (635,068)      458,743
  Leasehold improvements              107,811        (34,140)       73,671
  Furniture and fixtures            2,423,204     (1,649,824)      773,380
  Construction in progress            506,680           -          506,680
                                  _____________ ______________ ____________
                                  $ 4,371,963     (2,319,032)    2,052,931
                                  ============= ============== ============

                                                                   (Continued)

                              ASSUMPTION BANCSHARES, INC.
                                    AND SUBSIDIARY

                     Notes to Consolidated Financial Statements


During 1995, the Bank completed expansion of its main office and the construction in progress balance was reclassified to the appropriate categories.

(5)  Pension Plan

The Bank participates in a noncontributory defined-benefit pension plan organized by the Louisiana Bankers' Association, which covers substantially all of its employees. The following table sets forth the plan's funded status and amounts recognized in the Bank's consolidated statements of condition at December 31, 1995 and 1994.

                                                 1995          1994
                                                 _____         _____
Pension benefit obligation:
  Accumulated benefit obligations:
    Vested                                    $ 1,866,974   1,655,106
    Nonvested                                     165,697     129,150
                                              ____________ ____________
                                                2,032,671   1,784,256
Additional benefits based on
  estimated future salary levels                  440,659     374,517
                                              ____________ ____________
Projected benefit obligation                    2,473,330   2,158,773

Plan assets at fair value                       2,134,586   1,881,102
                                              ____________ ____________
Plan assets less than projected
  benefit obligation                             (338,744)   (277,671)
                                              ____________ ____________
Unrecognized net asset being amortized
  over 14 years                                   387,737     359,129
                                              ____________ ____________
Prepaid pension cost included in
  other assets                                $    48,993      81,458
                                              ============ ============

Plan assets for the defined benefit pension plan consist primarily of common stocks, corporate bonds, U.S. Government obligations and cash equivalents.

Net pension expense for 1995, 1994 and 1993 included the following:

                                            1995       1994      1993
                                           _______   ________ _________
Service cost - benefits earned
  during the period                       $ 53,927    61,063    52,129
Interest cost on projected
  benefit obligation                       163,421   151,513   147,155
Actual return on plan assets              (303,418)   29,188  (181,416)
Amortization of transition assets          136,132  (202,234)   27,410
                                          _________ __________ _________
   Net pension expense                    $ 50,062    39,530    45,278
                                          ========= ========== =========

                                                                (Continued)

                            ASSUMPTION BANCSHARES, INC.
                                  AND SUBSIDIARY

                  Notes to Consolidated Financial Statements


Assumptions used in determining the pension expense for the years ended December 31, 1995, 1994 and 1993 were:

                                                1995     1994     1993
                                                _____    _____    ______

Discount rate                                   8.05%     7.25%    7.25%
Rates of increase in compensation levels        3.50      4.00     4.00
Expected long-term rate of return on assets     9.00      9.00     9.00
                                               ======    ======   ======
(6)  Deposits
     _________

A summary of deposit accounts at December 31, 1995 and 1994 follows:

                                              1995         1994
                                         _____________ ______________

Noninterest-bearing                       $ 12,542,093   11,419,962
                                         _____________ ______________
Interest-bearing:
  NOW accounts                              20,518,595   21,559,771
  Money market accounts                     10,699,688   11,186,172
  Savings and IRA accounts                  22,393,243   22,392,130
  Certificates of deposit
    $100,000 and over                        3,577,697    3,648,964
  Other certificates of deposit             28,778,502   26,833,732
  Other time deposits $100,000
    and over                                   838,303    1,212,036
                                         _____________ ______________
                                            86,806,028   86,832,805
                                         _____________ ______________
                                          $ 99,348,121   98,252,767
                                         ============= ==============

Interest expense related to certificates of deposit and other time deposits, $100,000 and over totaled $185,470, $105,364 and $164,639 during 1995, 1994 and 1993, respectively.

                                                         (Continued)

                           ASSUMPTION BANCSHARES, INC.
                                 AND SUBSIDIARY

                  Notes to Consolidated Financial Statements


(7)   Other Expenses

      Details of other expenses are as follows:

                                         1995         1994        1993
                                         _____        ____        ____

Salaries and employee benefits        $ 1,797,053   1,709,801   1,523,330
Repairs and maintenance                   296,209     241,800     220,660
Depreciation                              201,625     199,800     152,016
Stationery and supplies                   195,577     190,886     173,756
Occupancy                                 149,663     142,037     117,021
Data processing                            19,930      17,753      19,437
Professional services                     202,413     162,420     202,638
Directors' fees                            91,550      91,600      99,500
FDIC insurance and state
  assessments                             130,024     239,968     243,354
Taxes, other than on income                69,064      75,017      70,437
Telephone                                  79,683      83,378      74,554
Postage                                    60,000      61,783      60,022
Other real estate                          29,004      93,544      96,088
Conventions and seminars                   30,261      43,796      21,273
Advertising and marketing                 104,934      92,297      77,782
Other                                     124,639      93,455      89,059
                                      ____________ ____________ ___________
                                      $ 3,581,629   3,539,335   3,240,927
                                      ============ ============ ===========
(8)  Income Taxes
     _____________

Income tax expense for the years ended December 31, 1995, 1994 and 1993 consists of:

                                          1995         1994         1993
                                          ____        _____        _____
Income from continuing operations:
  Current                              $ 253,850     292,560      542,220
  Deferred                               (37,831)    (17,701)     (45,689)
                                       ___________  ___________ ___________
                                         216,019     274,859      496,531

Deferred tax expense (benefit)
  recorded in stockholders'
  equity for unrealized gains
  (losses) on securities
  available-for-sale                     303,400    (423,981)      139,701
                                       ___________  ___________  __________
                                       $ 519,419    (149,122)      636,232
                                       ===========  ===========  ==========

                                                                   (Continued)

                                   ASSUMPTION BANCSHARES, INC.
                                           AND SUBSIDIARY

                            Notes to Consolidated Financial Statements


Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rates to income before income taxes as a result of the following:

                                           1995        1994      1993
                                          ______      ______     _____

U.S. federal income tax rate                34%         34%       34%
                                          ======      ======     =====

Computed "expected" income tax          $ 439,884    474,432    547,101
  Increase (decrease) in income taxes
   resulting from:
    Tax-exempt interest                  (249,440)  (173,066)   (56,535)
    Other, net                             25,575    (26,507)     5,965
                                        ___________ __________ _________
         Total income tax expense       $ 216,019    274,859    496,531
                                        =========== ========== =========

As discussed in note 1, the Bank adopted Statement 109 as of January 1, 1993. The cumulative effect of this change in accounting for income taxes as of January 1, 1993 has been reported in the consolidated statement of operations. The tax effects of temporary differences that give rise to the net deferred tax asset at December 31, 1995 and 1994 are presented below:

                                               1995        1994
                                               ____        ____

Deferred tax assets:
 Allowance for possible loan losses          $ 266,635   220,391
 Unrealized losses on securities
   available-for-sale                             -      284,280
 Other real estate due to writedowns            21,608    21,608
 Minimum tax credit carryforward                19,438       -
 Interest on nonperforming loans                  -       12,612
 Other                                           3,316     9,684
                                              __________ _________
     Total deferred tax assets                 310,997   548,575
                                              __________ _________
Deferred tax liabilities:
 Unrealized gains on securities
   available-for-sale                           19,120       -
 Bank premises and equipment, principally
   due to differences in cost basis and
   depreciation                                 60,367    58,094
 Securities, principally due to differences
   cost basis and discount accretion            76,953    65,419
 Pension, principally due to accrual for
   tax and not financial reporting purposes     18,201    23,137
                                              _________ _________
      Total deferred tax liabilities           174,641   146,650
                                              _________ _________
      Net deferred tax asset                 $ 136,356   401,925
                                              ========= =========

No valuation allowance was recorded against the deferred tax asset because management believes that it is more likely than not that the net deferred tax asset will be realized in full.

                                                        (Continued)

                        ASSUMPTION BANCSHARES, INC.
                              AND SUBSIDIARY

              Notes to Consolidated Financial Statements


(9)  Parent Company Condensed Financial Information

Summarized financial information for Assumption Bancshares, Inc. (parent company only) follows:

                        Balance Sheets
                        _______________

         Assets                                     December 31,
         ________                                  _____________
                                                 1995        1994
                                               _________   _________

    Cash                                     $    1,854       2,379
    Investment in 100% of the outstanding
      common stock of bank subsidiary         9,164,045    7,913,338
                                             ____________ ___________
                                             $9,165,899    7,915,717
                                             ============ ===========

    Liabilities and Stockholders' Equity
    _____________________________________

    Stockholders' equity:
      Common stock                           $  800,000      800,000
      Paid-in capital                           450,000      450,000
      Retained earnings                       7,878,785    7,217,554
      Unrealized gain (loss) on securities,
        net of income taxes                      37,114     (551,837)
                                             ____________ ____________
                                            $ 9,165,899    7,915,717
                                             ============ ============

    Statements of Operations
    ______________________________

                                        Years  ended December 31,
                                        __________________________
                                      1995           1994        1993
                                      ____           ____        ____
   Equity in net income
     of bank subsidiary            $ 1,077,756    1,167,955    1,168,125
   Assessments from state banking
     commission                           (525)      (1,736)      (1,280)
                                   _____________ ____________ ____________
         Net income                $ 1,077,231    1,166,219    1,166,845
                                   ============= ============ ============

                                                              (Continued)

                            ASSUMPTION BANCSHARES, INC.
                                  AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


                        Statements of Cash Flows
                        ________________________

                                               Years  ended December  31,
                                               ___________________________
                                            1995         1994         1993
                                            _____        _____        _____

 Net income                              $ 1,077,231   1,166,219   1,166,845
   Adjustments to reconcile net income
     to net cash used by operating
     activities:
       Equity in net income of
        bank subsidiary                   (1,077,756) (1,167,955) (1,168,125)
                                         ____________ ___________ ____________

       Net cash used by operating activities    (525)     (1,736)     (1,280)
                                         ____________ ___________ ____________
   Cash used in financing activities -
    dividends paid to shareholders           (416,000)  (360,000)   (400,000)
                                         ____________ ___________ ____________
   Cash provided by investing activities -
    dividends received from subsidiary        416,000    364,000     400,000
                                         ____________ ___________ ____________
        Net increase (decrease) in cash          (525)     2,264      (1,280)

   Cash at beginning of year                    2,379        115       1,395
                                         ____________ ___________ ____________
   Cash at end of year                    $     1,854      2,379         115
                                         ============ =========== ============

Bancshares' primary source of working capital is dividends from the Bank. Certain restrictions exist under Federal law regarding the ability of the subsidiary bank to transfer funds to Bancshares in the form of cash dividends. In addition, regulatory authorities also consider the adequacy of the Bank's capital in relation to its assets and other considerations. Therefore, such capital adequacy may limit the availability of undistributed earnings by a varying amount.

(10)  Commitments

The Bank is a party to financial instruments with off-balance-sheet risk which are executed in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate (market) risk in addition to the amounts reflected in the statements of condition.

The Bank's exposure to loss in the event of nonperformance by the other parties to these financial instruments is limited to the contractual amount of such instruments. The Bank employs the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

                                                           (Continued)

                    ASSUMPTION BANCSHARES, INC.
                          AND SUBSIDIARY

          Notes to Consolidated Financial Statements


Financial instruments whose contract amounts represent credit risk as of December 31, 1995 and 1994 are as follows:

                                     1995            1994
                                    ____             _____

Commitments to extend credit    $ 4,185,759        5,365,326
Stand-by letters of credit        1,016,624          677,657
                                ____________      ___________
                                $ 5,202,383        6,042,983
                                ============      ===========

Commitments to extend credit are agreements to extend credit to a customer under certain terms and conditions. Commitments generally have fixed expiration dates of less than one year and other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on an individual basis. The amount of collateral required, if deemed necessary by the Bank upon extension of credit, is based on management's evaluation of the creditworthiness of the counterparty, and the terms of the agreement. Collateral held varies, but generally includes: accounts receivable, inventory, property, plant, and equipment, and real estate.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Letters of credit can be secured by cash or non-cash items. Those secured by non-cash items are backed by a note signed by the customer.

(11)  Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments (Statement 107), requires the disclosure of estimated fair values for financial instruments. Quoted market prices, if available, are utilized as an estimate of the fair value of financial instruments. Because no quoted market prices exist for a significant part of the Bank's financial instruments, the fair value of such instruments has been derived based on management's assumptions with respect to future economic conditions, the amount and timing of future cash flows and estimated discount rates. Different assumptions could significantly affect these estimates. Additionally, these estimates are only indicative of individual financial instruments' values and should not be considered an indication of the fair value of the Bank taken as a whole.

                                                    (Continued)

                    ASSUMPTION BANCSHARES, INC.
                           AND SUBSIDIARY

             Notes to Consolidated Financial Statements


The estimated fair value of financial instruments at December 31, 1995 is as follows (in thousands of dollars):

                                            Carrying          Fair
                                             Amount          Value
                                            ________        _______

Financial assets:
   Cash and cash equivalents               $ 12,243         12,243
   Interest-bearing deposits                     99             99
   Securities:
     Held-to-maturity                        14,678         14,765
     Available-for-sale                      22,687         22,687
     Net loans
   Loans receivable, net                     55,890         56,513

Financial liabilities - deposits             99,348         99,437

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets' fair values. The Bank's investment in interest-bearing deposits with maturities of greater than three months are quoted at market value.

Securities:   Fair  values for investment securities are based on quoted market prices or dealer quotes.

Loans: For loans with maturities of three months or less, fair value is considered to approximate carrying value. The fair value of other loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings for the same remaining maturities.

Deposits: The carrying value for all deposits without fixed maturities, and for time deposits with maturities of three months or less, is considered to approximate fair value. The fair value for time deposits greater than $100,000 with maturities greater than three months as well as time deposits less than $100,000 is based upon the appropriate discount rate for similar pools. The fair value of demand deposits is the amount payable on demand, and is not adjusted for any value derived from retaining those deposits for an expected future period of time. That component, commonly referred to as deposit base intangible, was not estimated at December 31, 1995 and is not considered in the fair value amounts nor is it recorded as an intangible asset in the balance sheet.

                                                            (Continued)

                       ASSUMPTION BANCSHARES, INC.
                              AND SUBSIDIARY

              Notes to Consolidated Financial Statements


Commitments to extend credit, standby letters of credit and letters of credit: Pricing of these financial instruments is based on the credit quality and relationship, fees, interest rates, compensating balances and other covenants or requirements. Many of these commitments are expected to, and typically do, expire without being drawn upon. Carrying amounts which are comprised of the unamortized fee income and, where necessary, reserves for any expected credit losses from these financial instruments, are immaterial. Because these instruments are generally priced at the time they are funded, there is no gain or loss embedded in these transactions.

Item 9 - Disagreements on Accounting and Financial Disclosure
         ____________________________________________________

There have been no changes or disagreements with the Company's independent certified public accountants on any matter of accounting principles or practice, financial statement disclosure or auditing scope or procedure within the twenty-four months prior to December 31, 1995.

PART III
_________

Item 10 - Directors and Executive Officers of the Registrant
          ___________________________________________________

The information called for by this item will be included in Bancshares' definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 15, 1996 filed pursuant to Regulation 14(a) under the Securities Exchange Act of 1934 and is incorporated herein by reference.

Item 11 - Executive Compensation
          _______________________

The information called for by this item will be included in Bancshares' definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 15, 1996 to be filed pursuant to Regulation 14(a) under the Securities Exchange Act of 1934 and is incorporated herein by reference.

Item 12 - Security Ownership of Certain Beneficial Owners and Management
          ______________________________________________________________

The information called for by this item will be included in Bancshares' definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 15, 1996 to be filed pursuant to Regulation 14(a) under the Securities Exchange Act of 1934 and is incorporated herein by reference.

Item 13 - Certain Relationships and Related Transactions
          _______________________________________________

The information called for by this item will be included in Bancshares' definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 15, 1996 to be filed pursuant to Regulation 14(a) under the Securities Exchange Act of 1934 and is incorporated herein by reference.

PART IV
________

Item 14 - Exhibits, Financial Statements, Schedules and Reports on Form 8-K
          _________________________________________________________________

(a) 1.  Financial Statements
        ____________________

        Independent Auditors' Report

        Consolidated Statements of Condition as of December 31, 1995 and 1994

        Consolidated Statements of Operations for the years ended December 31, 1995, 1994, and 1993

        Consolidated Statements of Stockholders' Equity for the years ended December 31, 1995, 1994, and 1993

        Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994, and 1993

        Notes to Consolidated Financial Statements for the years ended December 31, 1995, 1994, and 1993

    2.  Financial Statement Schedules
        ______________________________

   All schedules have been omitted because  they  are not applicable or the
   required   information  is  presented  in  the  consolidated   financial
   statements or notes thereto.

   (b)  Reports on Form 8-K

    No reports on Form 8-K were filed by Bancshares during the quarter ended December 31, 1995.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Bancshares duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ASSUMPTION BANCSHARES, INC.


                                        By: /s/ Joseph H. Montero
                                           _____________________
                                               Joseph H. Montero
                                      President and Chief Executive Officer
                                      (Principal Executive and Financial
                                                 Officer)


 Dated: March 20, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   Signature                             Title                 Date
  ____________                          _______                ____

/s/Clarence J. Savoie, II
___________________________
Clarence J. Savoie, II         Chairman of the Board       March 20, 1996


/s/ Patrick E. Cancienne, Sr.
_____________________________
Patrick E. Cancienne, Sr.             Director             March 20, 1996


/s/ F. N. Carrier, Jr.
________________________
F. N. Carrier, Jr.                    Director              March 20, 1996


/s/ Dr. Nelson A. Cox, Sr.
______________________________
Dr. Nelson A. Cox, Sr.                Director               March 20, 1996

/s/ Dr. Ridley J. Gros
______________________________
Dr. Ridley J. Gros                    Director               March 20, 1996

/s/ Felix H. Savoie, Jr.
______________________________
Felix H. Savoie, Jr.                  Director               March 20, 1996

/s/ John E. Thibaut
_______________________________
John E. Thibaut                       Director               March 20, 1996

/s/ Risley C. Triche
_______________________________
Risley C. Triche                      Director               March 20, 1996

/s/ Stanley S. Sternfels
_______________________________
Stanley S. Sternfels                  Director               March 20, 1996

/s/ Joseph H. Montero
_______________________________
Joseph H. Montero                     Director               March 20, 1996

/s/ Leonard C. Guedry, Jr.
_______________________________
Leonard C. Guedry, Jr.                Director               March 20, 1996

/s/ Robert J. Tregre
_______________________________
Robert J. Tregre                      Director               March 20, 1996

/s/ Nicess P. Templet
_______________________________
Nicess P. Templet                     Director               March 20, 1996