Form 10-Q
period 1996-03-31
ASSUMPTION BANCSHARES INC
filed 1996-05-14
CIK 742356

UNITED STATES
                              SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C.  20549

                                           FORM 10-Q

                       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                            OF THE SECURITIES EXCHANGE ACT OF 1934
                               FOR QUARTER ENDED MARCH 31, 1996


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


                    Number of shares outstanding as of March 31, 1996:

                                  160,000 Common Shares

                                    ASSUMPTION BANCSHARES, INC.

                           Condensed Consolidated Statements of Condition
                                            (Unaudited)

                                March 31, 1996 and December 31, 1995

                                                      March 31,  December 31,
                               Assets                    1996         1995
                               _______                   _____        _____


          Cash and due from banks                    $  4,654,671   6,293,399
          Federal funds sold                            5,150,000   5,950,000
                                                      ____________ ___________
          Cash and cash equivalents                     9,804,671  12,243,399

          Interest-bearing time deposits                   99,000      99,000
          Securities:
          Held-to-maturity (market value of $14,395,000
          and $14,765,000 at March 31, 1996 and
          December 31, 1995, respectively)             14,523,396  14,677,589
          Available-for-sale (amortized cost of
          $22,754,000 and $22,630,000 at
          March 31, 1996 and December 31, 1995,
          respectively)                                22,546,913  22,686,923

          Loans                                        58,735,623  57,086,118
          Less allowance for loan losses                1,206,639   1,195,517
                                                     ____________ ___________
          Net loans                                    57,528,984  55,890,601

          Other real estate                                43,647      20,717
          Bank premises and equipment, net              2,189,246   2,230,281
          Accrued interest receivable                     800,650     814,196
          Other assets                                    409,249     444,794
                                                     ____________ ___________
                                                    $ 107,945,756 109,107,500
                                                     ============ ===========
                Liabilities and Stockholders' Equity
                _____________________________________

          Deposits:
          Noninterest-bearing demand                   12,224,600  12,542,093
          NOW accounts                                 18,014,578  20,518,595
          Money market accounts                        10,577,597  10,699,688
          Savings and IRA accounts                     23,193,297  22,393,243
          Certificates and other time deposits,
            $100,000 and over                           3,795,969   4,416,000
          Other certificates of deposit                30,087,811  28,778,502
                                                     ____________ ___________
                                                       97,893,852  99,348,121

          Accrued interest payable                        383,770     340,500
          Other liabilities and accrued expenses          335,549     252,980
                                                     ____________ ___________
          Total liabilities                            98,613,171  99,941,601
                                                     ____________ ___________
          Stockholders' equity:
          Common stock                                    800,000     800,000
          Paid-in capital                                 450,000     450,000
          Retained earnings                             8,219,822   7,878,785
          Net unrealized (loss) gain on securities       (137,237)     37,114
                                                     ____________ ___________
          Total stockholders' equity                    9,332,585   9,165,899
                                                     ____________ ___________
                                                    $ 107,945,756 109,107,500
                                                     ============ ===========
          See accompanying notes to condensed consolidated financial statements.

                                       ASSUMPTION BANCSHARES, INC.

                               Condensed Consolidated Statements of Income
                                               (Unaudited)

                               Three months ended March 31, 1996 and 1995


                                                     1996         1995
                                                    ______        _____

          Interest income:
          Interest and fees on loans             $ 1,314,358    1,106,340
          Interest on securities:
          Taxable                                    392,228      512,998
          Exempt from federal income taxes           184,101      160,190
          Interest on federal funds sold              89,185       73,699
          Interest on deposits with banks              1,481        2,034
                                                  ____________ ___________
          Total interest income                    1,981,353    1,855,261

          Interest expense on deposits               809,569      741,085
                                                  ____________ ___________
          Net interest income                      1,171,784    1,114,176

          Provision for loan losses                    9,000        9,000
                                                  ____________ ___________
          Net interest income after provision
            for loan losses                        1,162,784    1,105,176

          Other income                               146,031      150,768
          Other expenses                            (884,378)    (922,445)
                                                  ____________ ___________
          Income before income taxes                 424,437      333,499

          Income tax expense                          83,400       73,650
                                                  ____________ ___________
          Net income                             $   341,037      259,849
                                                  ============ ===========
          Per share data:

          Net income                             $      2.13         1.62
                                                  ============ ===========
          Number of shares used in computation       160,000      160,000
                                                  ============ ===========


  See accompanying notes to condensed consolidated financial statements.

                               ASSUMPTION BANCSHARES, INC.

         Condensed Consolidated Statements of Changes in Stockholders' Equity
                                         (Unaudited)

                          Three months ended March 31, 1996 and 1995

                                                                       Net
                                                                   unrealized
                                                                       gain          Total
                              Common      Paid-in      Retained      (loss) on     stockholders'
                               stock      captial      earnings      securities       equity
                            ____________ ____________ ____________ ______________ ______________

          Balances at
          December 31,
          1994               $ 800,000     450,000     7,217,554    (551,837)      7,915,717

          Net income for three
          months ended
          March 31, 1995          -           -          259,849        -            259,849

          Change in net
          unrealized gain
          (loss) on
          securities              -           -            -          269,560        269,560
                            ____________ ____________ ____________ ______________ ______________
          Balances at
          March 31, 1995     $ 800,000     450,000     7,477,403     (282,277)     8,445,126
                            ============ ============ ============ ============== ==============
          Balances at
          December 31, 1995    800,000     450,000     7,878,785       37,114      9,165,899

          Net income for three
          months ended
          March 31, 1996          -           -          341,037         -           341,037

          Change in net
          unrealized gain
          (loss) on
          securities              -           -             -        (174,351)      (174,351)
                            ____________ ____________ ____________ ______________ ______________
          Balances at
          March 31, 1996     $ 800,000    450,000      8,219,822     (137,237)     9,332,585
                            ============ ============ ============ ============== ==============

          See accompanying notes to condensed consolidated financial statements.


                                    ASSUMPTION BANCSHARES, INC.

                          Condensed Consolidated Statements of Cash Flows
                                            (Unaudited)

                             Three months ended March 31, 1996 and 1995

                                                           1996        1995
                                                          _______    ________
   Cash flows from operating activities:
     Net income                                       $  341,037      259,849
     Adjustments to reconcile net income to net
      cash provided by operating activities:
       Depreciation                                       55,350       49,950
       Provision for loan losses                           9,000        9,000
       Net gain on sale of securities                     (7,760)     (17,713)
       Gain on sale of other assets acquired in
          settlement of loans                                -        (10,000)
       Decrease in accrued interest receivable            13,546       20,457
       Increase in accrued interest payable               43,270       85,497
       Increase in other assets and other
          liabilities                                    207,930       82,742
                                                        ___________ __________
          Net cash provided by operating
            activities                                   662,373      479,782
                                                        ___________ __________
   Cash flows from investing activities:
     Proceeds from sales of securities available-
       for-sale                                        1,749,568      968,516
     Maturities of and principal payments
       on securities held-to-maturity                    151,688      721,982
     Purchases of securities available-for-sale       (2,780,211)    (489,531)
     Maturities of and principal payments
       on securities available-for-sale                  916,751      325,554
     Purchases of securities held-to-maturity               -      (1,273,694)
     Loans originated, net of principal
       collections                                    (1,678,985)  (1,665,721)
     Proceeds from sales of other real estate              8,672       53,082
     Capital expenditures                                (14,315)    (159,124)
                                                        ___________ __________
          Net cash used in investing activities       (1,646,832)  (1,518,936)
                                                        ___________ __________
     Cash flows from financing activities:
     Net decrease in demand deposits, NOW accounts,
       money market accounts and savings accounts     (2,143,547)  (2,019,968)
     Net increase in certificates of deposit and
       other time deposits of $100,000 and over          689,278      529,267
                                                       ___________ __________
          Net cash used in financing activities       (1,454,269)  (1,490,701)
                                                       ___________ __________
          Net decrease in cash and cash equivalents   (2,438,728)  (2,529,855)

     Cash and cash equivalents at beginning of period 12,243,399   10,446,119
                                                       ___________ __________
     Cash and cash equivalents at end of period     $  9,804,671    7,916,264
                                                       =========== ==========
     Supplemental disclosures - interest paid       $    766,299      655,588
                                                       =========== ==========

          See accompanying notes to condensed consolidated financial statements.

                        ASSUMPTION BANCSHARES, INC.

           Notes to Condensed Consolidated Financial Statements

                Three months ended March 31, 1996 and 1995


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

                                                                (Continued)

                        ASSUMPTION BANCSHARES, INC.

           Notes to Condensed Consolidated Financial Statements


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

   At March 31, 1996, the recorded investment in loans that is considered to be impaired under SFAS No. 114 was $731,000, all of which were on nonaccrual, for which the related allowance for possible credit losses was $223,000. The average recorded investment in impaired loans during the first quarter of 1996 was approximately $789,000 and the Bank recognized no interest income on those impaired loans in the first quarter of 1996. For all impaired loans, the impairment amount was measured using the fair value of the underlying collateral.

   Earnings Per Share

   Earnings per share have been computed on the basis of the weighted average number of shares outstanding.

   Reclassification

   Certain reclassifications were made to the condensed consolidated statements of cash flows of prior periods to conform with the 1996 presentation.

                        ASSUMPTION BANCSHARES, INC.

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations


   Results of Operations

   Net interest income for the three months ended March 31, 1996 was slightly higher than amounts for the three-month period ended March 31, 1995. The Bank achieved a higher rate on earning assets due to an increase in the loan portfolio since March 31, 1995. This increase in income earned was partially offset by higher rates on interest bearing liabilities. The Bank's net interest margins were 4.17% and 3.94% at March 31, 1996 and 1995, respectively.

   The  first  quarter  1996  provision  for  loan  losses  was  $9,000, consistent with the first quarter of 1995. This relatively low provision is due to the continued low level of charge-offs experienced by the Bank. Net recoveries for the three months ended March 31, 1996 were $2,000. Additionally, the Bank's allowance for loan losses as a percentage of gross loans has remained consistent at 2.05% and 2.09% at March 31, 1996 and December 31, 1995,
   respectively. Management evaluates the adequacy of the allowance for loan losses on an ongoing basis and believes, based on its analysis, that the allowance is adequate to absorb losses in the portfolio.

   Changes in the total allowance for loan losses for the three months ended March 31, 1996 and 1995 were as follows:

                                                    Three months
                                                       ended
                                                1996          1995
                                               ______       _______

       Balance at beginning of period     $  1,195,517    1,103,823

       Charge-offs                             (21,514)     (15,710)
       Recoveries                               23,636       14,609
                                           _____________ ____________
          Net recoveries (charge-offs)           2,122       (1,101)

       Provision for loan losses                 9,000        9,000
                                           _____________ _____________
          Balance at end of period        $  1,206,639    1,111,722
                                           ============= =============

   Other expenses at March 31, 1996 totaled $884,000, down from $922,000 for the first quarter 1995. During 1995, the Bank Insurance Fund
   (BIF) administered by the FDIC became fully funded. As a result, the Bank's FDIC insurance premiums decreased from $55,000 per quarter to $500 per quarter. This decrease in other expenses was partially offset by increases in salaries and legal expenses.

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

                                                           (Continued)

                        ASSUMPTION BANCSHARES, INC.

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations


   management is to ensure funds are available for customer needs. Interest rate sensitivity management attempts to match shifts in earning asset yields with interest paying liability rates.

   Net earnings for the first quarter 1996 of $341,000 increased the Bank's stockholders' equity while the unrealized losses on securities classified as available-for-sale increased by $174,000, resulting in a net increase in equity for the first three months of 1996 of $167,000. Management is not aware of any recommendations by regulatory authorities or other matters which are reasonably likely to have a material effect on the Bank's capital resources, liquidity or operations.

   Securities, comprised primarily of obligations of states and municipalities and government guaranteed mortgage-backed securities, represented 34% of total assets at March 31, 1996 and December 31, 1995. The securities portfolio is managed with the primary objective of generating interest income while maintaining an appropriate level of asset liquidity and controlling the Bank's net interest rate risk position.

   The market value of the securities portfolio at March 31, 1996 was 99.6% of book value, compared to 100.2% at December 31, 1995. Management does not anticipate any significant effect on future earnings, liquidity or capital resources as a result of the amounts of unrealized gains or unrealized losses in the securities portfolio.

   Securities Available-for-Sale

   As of March 31, 1996, management has classified securities with an aggregate amortized cost of $22,754,000 and a market value of $22,547,000 as available-for-sale.

   Falling bond prices caused a decrease in the market values of these securities during the first quarter. Management considers the unrealized losses in the securities portfolio to be temporary in nature. A net unrealized loss, net of tax, decreased stockholders' equity $137,000 at March 31, 1996. The net unrealized loss before taxes included gross unrealized gains of $136,000 and gross unrealized losses of $344,000. Stockholders' equity reflected net unrealized gains, net of tax, of $37,000 at the end of last quarter and net unrealized losses, net of tax, of $282,000 at March 31, 1995.

   Asset Quality

   Nonperforming assets, which include nonaccrual loans, restructured loans and foreclosed assets, totaled $775,000 at March 31, 1996, compared to $912,000 at March 31, 1995, $874,000 at year-end 1995, and $873,000 at September 30, 1995.

   As a percentage of total loans plus foreclosed assets, nonperforming assets were 1.3% at March 31, 1996, compared to 1.7% a year ago, 1.5% at year-end 1995, and 1.5% at September 30, 1995.

                                                             (Continued)

                        ASSUMPTION BANCSHARES, INC.

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations


   The following table sets forth the past due and nonaccrual loans (in thousands of dollars):

                                                     March  31,
                                                   1996      1995
                                                   _____     _____

      Loans past due 90 days or more              $ 142       267

      Nonaccrual loans, all of which
        are impaired:
         Real estate                                731       767
         Individual                                  -          1
                                                  _____      ______
              Total                               $ 731       768
                                                  =====      ======

   Nonaccrual loans at March 31, 1996 have decreased slightly compared to March 31, 1995, and are down approximately $120,000 compared to year-end 1995.

   Loans are placed on nonaccrual status when management's assessment of the borrowers' financial condition indicates that collection of interest is doubtful. In making this determination, management considers current economic and business conditions, the nature of the collateral, collection efforts and regulatory guidelines.

   Management has identified approximately $118,000 of potential problem loans, which are loans for which payments are contractually current but the borrowers are currently experiencing financial difficulties at March 31, 1996, which are not otherwise identified as past due or nonaccrual.

   The allowance for possible loan losses as a percent of nonperforming loans was 165%, 140%, 134%, and 145% at March 31, 1996, December 31,
   1995, September 30, 1995, and March 31, 1995, respectively. Management has determined that the allowance for possible loan losses at March 31, 1996, is adequate to cover losses inherent in its loan portfolio.

   The amount of additional interest income on nonaccrual loans, which would have been recognized for the three months ended March 31, 1996 and 1995, had the related loans been performing according to their original terms, approximates $17,400 and $17,700, respectively. No income was recognized during 1996 and 1995 on these loans.


                                  PART II
                                  _______

   Items 1 through 5 are not applicable.

   Item 6. Exhibits and Reports on Form 8-K. No Form 8-K was required to be filed during the quarter ended March 31, 1996.


                                 SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          /s/ Joseph  H. Montero
                                          ____________________________
                                             Joseph H. Montero,
                                               President and
                                          Chief Executive Officer

                                         Date:  May 14, 1996