Form 10-Q
period 1996-06-30
ASSUMPTION BANCSHARES INC
filed 1996-08-13
CIK 742356

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                          FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR QUARTER ENDED JUNE 30, 1996


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

YES   X    NO


      Number of shares outstanding as of June 30, 1996:

                    160,000 Common Shares

                 ASSUMPTION BANCSHARES, INC.

       Condensed Consolidated Statements of Condition

             June 30, 1996 and December 31, 1995


                                              June 30,     December 31,
            Assets                              1996           1995
                                             __________    ____________
                                             (unaudited)

Cash and due from banks                     $  4,472,468     6,293,399
Federal funds sold                             4,130,000     5,950,000
                                            _____________  _____________
         Cash and cash equivalents             8,602,468    12,243,399

Interest-bearing time deposits                    99,000        99,000
Securities:
  Held-to-maturity (market value of $14,203,000
    and $14,765,000 at June 30, 1996 and
    December 31, 1995, respectively)          14,198,008    14,677,589
  Available-for-sale (amortized cost of
    $21,571,000 and $22,631,000 at
    June 30, 1996 and December 31, 1995,
    respectively)                             21,174,768    22,686,923

Loans                                         60,689,378    57,086,118
  Less allowance for loan losses               1,219,918     1,195,517
                                            _____________  _____________
         Net loans                            59,469,460    55,890,601
                                            =============  =============
Other real estate                                 31,759        20,717
Bank premises and equipment, net               2,182,353     2,230,281
Accrued interest receivable                      850,384       814,196
Other  assets                                    475,722       444,794
                                            _____________  _____________
                                           $ 107,083,922   109,107,500
                                            =============  =============
      Liabilities and Stockholders' Equity

Deposits:
  Noninterest-bearing demand                  11,125,664    12,542,093
  NOW accounts                                17,358,285    20,518,595
  Money market accounts                       11,020,854    10,699,688
  Savings and IRA accounts                    22,810,652    22,393,243
  Certificates and other time deposits,
    $100,000 and over                          3,849,571     4,416,000
  Other certificates of deposit               30,693,766    28,778,502
                                            _____________  _____________
                                              96,858,792    99,348,121

Accrued interest payable                         365,735       340,500
Other liabilities and accrued expenses           261,516       252,980
                                            _____________  _____________
         Total liabilities                    97,486,043    99,941,601
                                            _____________  _____________
Stockholders' equity:
  Common stock                                   800,000       800,000
  Paid-in capital                                450,000       450,000
  Retained earnings                            8,609,499     7,878,785
  Net unrealized (loss) gain on securities      (261,620)       37,114
                                            _____________  _____________
         Total stockholders' equity            9,597,879     9,165,899
                                            _____________  _____________
                                           $ 107,083,922   109,107,500
                                            =============  =============
See   accompanying  notes  to  condensed  consolidated  financial statements.

                 ASSUMPTION BANCSHARES, INC.

         Condensed Consolidated Statements of Income
                         (Unaudited)

  Three months and six months ended June 30, 1996 and 1995

                                   Three  months  ended      Six months ended
                                  June 30,    June 30,      June 30,   June 30,
                                    1996        1995         1996        1995
                                   ______      ______       _______     ______
Interest income:
   Interest  and fees on loans  $ 1,384,399   1,175,775     2,698,757  2,282,115
  Interest on securities:
    Taxable                         367,527     477,604       759,755    990,602
    Exempt from federal
     income taxes                   183,704     176,943       367,805    337,133
  Interest on federal funds
     sold                            62,467      44,245       151,652    117,944
  Interest on deposits with
    banks                             1,481       1,481         2,962      3,515
                                ____________ ___________  ___________ ___________
         Total interest
           income                 1,999,578   1,876,048     3,980,931  3,731,309

Interest expense on deposits        804,786     777,341     1,614,355  1,518,426
                                ____________ ___________  ___________ ___________
         Net interest income      1,194,792   1,098,707     2,366,576  2,212,883

Provision for loan losses             9,000       9,000        18,000     18,000
                                ____________ ___________  ___________ ___________
         Net interest income
           after provision
           for loan losses        1,185,792   1,089,707     2,348,576  2,194,883

Other income                        157,732     124,029       303,763    274,797
Other  expenses                    (856,347)   (860,212)   (1,740,725)(1,782,657)
                                ____________ ___________  ___________ ___________
         Income before
           income taxes             487,177     353,524       911,614    687,023

Income tax expense                   97,500      84,000       180,900    157,650
                                ____________ ___________  ___________ ___________
         Net income             $   389,677     269,524       730,714    529,373
                                ============ ===========  =========== ===========
Per share data:

  Net income                    $      2.44        1.68          4.57       3.31
                                ============ ===========  ============ ===========
  Number of shares used in
    computation                     160,000     160,000       160,000    160,000
                                ============ ===========  ============ ===========


See   accompanying  notes  to  condensed  consolidated  financial statements.

                 ASSUMPTION BANCSHARES, INC.

Condensed Consolidated Statements of Changes in Stockholders'
                           Equity
                         (Unaudited)

           Six months ended June 30, 1996 and 1995


                                                     Net
                                                  unrealized
                                                     gain       Total
                      Common   Paid-in   Retained (loss) on stockholders'
                      stock    capital   earnings securities    equity
                      ______  ________  _________ __________ ___________

Balances at
  December 31, 1994  $ 800,000  450,000  7,217,554  (551,837)  7,915,717

Net income for six
  months ended
  June 30, 1995            -        -      529,373      -        529,373

Change in net
  unrealized gain
  (loss) on
  securities               -        -           -     438,432    438,432

Balances at
  June 30, 1995      $ 800,000  450,000   7,746,927  (113,405) 8,883,522
                     ========= ========= ==========  ========= =========
Balances at
  December 31, 1995    800,000  450,000   7,878,785    37,114  9,165,899

Net income for six
  months ended
  June 30, 1996            -        -       730,714      -       730,714

Change in net
  unrealized gain
  (loss) on
  securities               -        -          -      (298,734) (298,734)

Balances at          _________ _________ ___________ __________ __________
  June 30, 1996      $ 800,000  450,000   8,609,499   (261,620) 9,597,879
                     ========= ========= =========== ========== ==========

See   accompanying  notes  to  condensed  consolidated  financial statements.

                 ASSUMPTION BANCSHARES, INC.

       Condensed Consolidated Statements of Cash Flows
                         (Unaudited)

           Six months ended June 30, 1996 and 1995

                                                    1996       1995
                                                    _____      _____
Cash flows from operating activities:
  Net income                                    $   730,714   529,373
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation                                   110,700    101,725
     Provision for loan losses                       18,000     18,000
     Net gain on sale of securities available-
       for-sale                                      (7,496)    (2,964)
     Gain on sale of other assets acquired in
       settlement of loans                           (6,698)        -
     (Increase) decrease in accrued interest
       receivable                                   (36,188)     27,513
     Increase in accrued interest payable            25,235      85,436
     Increase in other assets and other
       liabilities                                  131,783      21,072
                                                 ___________ ___________
         Net cash provided by operating
           activities                               966,050     780,155
                                                 ___________ ___________
Cash flows from investing activities:
  Proceeds from sales of securities available-
    for-sale                                      1,749,568   5,215,291
  Maturities of and principal payments
    on securities held-to-maturity                  477,076   1,079,048
  Purchases of securities available-for-sale     (2,780,211)   (489,531)
  Maturities of and principal payments
    on securities available-for-sale              2,099,890     828,258
  Purchases of securities held-to-maturity             -     (2,323,160)
  Loans originated, net of principal
    collections                                  (3,650,961) (2,394,299)
  Proceeds from sales of other real estate           49,758      64,913
  Capital expenditures                              (62,772)   (292,116)
                                                ____________ ___________
         Net cash (used) provided by investing
           activities                            (2,117,652)  1,688,404
                                                 ____________ ___________
Cash flows from financing activities:
  Net decrease in demand deposits, NOW accounts,
     money market accounts and savings accounts (3,838,164) (5,549,550) Net increase in certificates of deposit and other time deposits of $100,000 and
    over                                          1,348,835     565,764
                                                ____________ ___________
          Net  cash used in financing activities (2,489,329) (4,983,786)
                                                 ____________ ___________
         Net decrease in cash and cash
           equivalents                           (3,640,931) (2,515,227)

Cash and cash equivalents at beginning of period 12,243,399  10,446,119
                                                ____________ ___________
Cash and cash equivalents at end of period     $  8,602,468   7,930,892
                                                ============ ===========
Supplemental disclosures:
  Interest paid                                $  1,589,120   1,432,990
                                                ============  ==========
  Income taxes paid                            $    195,000      95,000
                                                ============  ==========
See   accompanying  notes  to  condensed  consolidated  financial statements.

                 ASSUMPTION BANCSHARES, INC.

    Notes to Condensed Consolidated Financial Statements

           Six months ended June 30, 1996 and 1995


The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the audited consolidated financial statements and notes included in Assumption Bancshares' annual report on Form 10-K for the year ended December 31, 1995.

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

                                                      (Continued)

                 ASSUMPTION BANCSHARES, INC.

    Notes to Condensed Consolidated Financial Statements


and losses for securities classified as available-for-sale and held-to-maturity are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

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

At June 30, 1996, impaired loans, all of which were on nonaccrual, totaled $527,000, of which $94,000 required a total impairment allowance of $50,000. The average recorded investment in impaired loans was approximately $704,000 and $629,000 during the six months and three months ended June 30, 1996, respectively. The Bank recognized no interest income on those impaired loans in the first half of 1996. For all impaired loans, the impairment amount was measured using the fair value of the underlying collateral.

Earnings Per Share

Earnings per share have been computed on the basis of the weighted average number of shares outstanding.

Subsequent Event

On   July   17,  1996,  the  Board  of  Directors  of  Assumption
Bancshares, Inc. declared a $1.50 per share dividend.

                 ASSUMPTION BANCSHARES, INC.

           Management's Discussion and Analysis of
        Financial Condition and Results of Operations


Results of Operations

Net interest income for the six months ended June 30, 1996 was slightly higher than amounts for the six-month period ended June 30, 1995. The Bank achieved a higher rate on earning assets due to an increase in the loan portfolio since June 30, 1995. This increase in income earned was partially offset by higher rates on and higher balances of interest bearing liabilities. The Bank's net interest margins were 4.14% and 4.09% at June 30, 1996 and 1995, respectively.

Other  expenses  at June 30, 1996 totaled $1,741,000,  down  from
$1,783,000 for the first half of 1995. During 1995, the Bank Insurance Fund (BIF) administered by the FDIC became fully funded. As a result, the Bank's FDIC insurance premiums decreased from $55,000 per quarter to $500 per quarter. This decrease in other expenses was partially offset by increases in salaries, employee benefits and legal expenses.

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

Net earnings for the first six months of 1996 of $731,000 increased the Bank's stockholders' equity while the unrealized losses on securities classified as available-for-sale reduced stockholders' equity by $299,000, resulting in a net increase in equity for the first six months of 1996 of $432,000. Management is not aware of any recommendations by regulatory authorities or other matters which are reasonably likely to have a material effect on the Bank's capital resources, liquidity or operations.

Securities,  comprised  primarily of obligations  of  states  and municipalities and government guaranteed mortgage-backed securities, represented 33% and 34% of total assets at June 30, 1996 and December 31, 1995, respectively. The securities portfolio is managed with the primary objective of generating interest income while maintaining an appropriate level of asset liquidity and controlling the Bank's net interest rate risk position.

The market value of the securities portfolio at June 30, 1996 was 98.9% of book value, compared to 100.4% at December 31, 1995. Management does not anticipate any significant effect on future earnings, liquidity or capital resources as a result of the amounts of unrealized gains or unrealized losses in the securities portfolio.


                                                    (Continued)

                 ASSUMPTION BANCSHARES, INC.

           Management's Discussion and Analysis of
        Financial Condition and Results of Operations


Securities Available-for-Sale

As of June 30, 1996, available-for-sale securities includes securities with an aggregate amortized cost of $21,571,000 and a market value of $21,175,000.

Falling bond prices caused a decrease in the market values of these securities during the first half of 1996. Management considers the unrealized losses in the securities portfolio to be temporary in nature. A net unrealized loss, net of tax,
$262,000, is included as a separate component of stockholders' equity at June 30, 1996. The net unrealized loss before taxes included gross unrealized gains of $128,000 and gross unrealized losses of $390,000. Stockholders' equity reflected net unrealized losses, net of tax, of $137,000 at the end of last quarter and $113,000 at June 30, 1995.

Asset Quality

Nonperforming    assets,   which   include   nonaccrual    loans,
restructured loans and foreclosed assets, totaled $559,000 at June 30, 1996, compared to $912,000 at March 31, 1996, $874,000 at year-end 1995, and $763,000 at June 30, 1995.

As   a   percentage  of  total  loans  plus  foreclosed   assets,
nonperforming assets were 1.0% at June 30, 1996, compared to 1.3% at March 31, 1996, 1.5% at year-end 1995, and 1.4% at June 30,
1995.

The  following table sets forth the past due and nonaccrual loans
(in thousands of dollars):


                                                   June 30,
                                                1996      1995
                                               _______   _______
  Loans past due 90 days or more               $  63       244
                                               =======   =======
  Nonaccrual loans, all of which are impaired:
    Real estate                                $ 527       630
    Individual                                    -          1
                                               _______   _______
         Total                                 $ 527       631
                                               =======   =======

Nonaccrual  loans  at  June  30,  1996  have  decreased  slightly compared  to  June 30, 1995, and are down approximately  $368,000 compared to year-end 1995.

Loans are placed on nonaccrual status when management's assessment of the borrowers' financial condition indicates that collection of interest is doubtful. In making this determination, management considers current economic and business conditions, the nature of the collateral, collection efforts and regulatory guidelines.

Management has identified approximately $118,000 of potential problem loans, which are loans for which payments are contractually current but the borrowers are presently experiencing financial difficulties at June 30, 1996, which are not otherwise identified as past due or nonaccrual.

                                                    (Continued)

                 ASSUMPTION BANCSHARES, INC.

           Management's Discussion and Analysis of
        Financial Condition and Results of Operations


The  provision for loan losses for the first six months  of  1996 was $18,000, consistent with the first six months of 1995. This relatively low provision is due to the continued low level of charge-offs experienced by the Bank. Net recoveries for the six months ended June 30, 1996 were $6,400. Additionally, the Bank's allowance for loan losses as a percentage of gross loans has remained consistent at 2.01% and 2.09% at June 30, 1996 and
December 31, 1995, respectively. Management evaluates the adequacy of the allowance for loan losses on an ongoing basis and believes, based on its analysis, that the allowance is adequate to absorb losses in the portfolio.

Changes in the total allowance for loan losses for the six months ended June 30, 1996 and 1995 were as follows:

                                           Six months ended
                                          1996        1995
                                         ______      ______

   Balance at beginning of period      $ 1,195,517  1,103,823

   Charge-offs                            (44,650)   (52,612)
   Recoveries                               51,051     22,514
                                        ___________ ___________
      Net recoveries (charge-offs)           6,401   (30,098)

   Provision for loan losses                18,000     18,000
                                         __________ ___________
   Balance at end of period            $ 1,219,918  1,091,725
                                         ========== ===========
   Ratio of net charge-offs (recoveries)
      during the period to average loans
      outstanding during the period           (.01)%      .06%
                                          ========== ===========

The allowance for possible loan losses as a percent of nonperforming loans was 231%, 165%, 140% and 173% at June 30, 1996, March 31, 1996, December 31, 1995, and June 30, 1995,
respectively. Management has determined that the allowance for possible loan losses at June 30, 1996, is adequate to cover losses inherent in its loan portfolio.

The amount of additional interest income on nonaccrual loans, which would have been recognized for the six months ended June 30, 1996 and 1995, had the related loans been performing according to their original terms, approximates $23,400 and $28,000, respectively. No income was recognized during 1996 and 1995 on these loans.

                           PART II


Items 1 through 3 are not applicable.

Item  4.   Submission of Matters to a Vote of Security Holders

    (a) The annual meeting of the shareholders of Assumption Bancshares, Inc. (the "Meeting") was held on May 15, 1996.

    (b)  Election of Directors:

         Nominees Elected:         For        Authority Withheld

         F.N. Carrier, Jr.        98,321              1,580
         Ridley J. Gros, Phd.     95,624                804
         Leonard C. Guedry, Jr.   91,075                850
         Robert J. Tregre         94,192                820

         Other Nominees:

         J. Wilfred Daigle, Jr.   59,856
         Jess J. Waguespack       60,432
         Charles J. Melancon      59,903
         Lee H. Cafiero, Jr.      49,156

         Other directors whose term of office continued after the meeting:

         Parick E. Cancienne, Sr.
         Joseph H. Montero
         Clarence J. Savoie, II
         Stanley S. Sternfels
         Nelson A. Cox, Sr., M.D.
         Felix H. Savoie, Jr.
         Nicess P. Templet
         John E. Thibaut
         Risley C. Triche

    (c)  Shareholder Proposal

         Mr. Jess J. Waguespack presented the following proposal for action at the Meeting.

         RESOLVED, that the last sentence of Section 3.5 of the By-laws, which provides "The provisions of this Section 3.5 shall not apply to persons who were also members of the Board of Directors of Assumption Bank and Trust Company on March 9, 1983" should be deleted, effective for all candidates that may be elected or appointed after the 1996 shareholders meeting.

         The shareholder proposal was defeated by the following vote:

         Number of shares voted against:           85,737

         Number of shares voted for:               63,255

         Number of shares abstaining:               4,105


Item  5.   Not applicable.

Item  6.   Exhibits and Reports on Form 8-K.   No  Form  8-K  was
required to be filed during the quarter ended June 30, 1996.

                          SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          /s/ Joseph H. Montero
                                          ______________________
                                            Joseph H. Montero,
                                            President and Chief
                                            Executive Officer


                                          Date: August 13, 1996