Form 10-Q
period 1996-09-30
ASSUMPTION BANCSHARES INC
filed 1996-11-01
CIK 742356

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR QUARTER ENDED SEPTEMBER 30, 1996


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

YES   X    NO


         Number of shares outstanding as of September 30, 1996:

                         160,000 Common Shares

                      ASSUMPTION BANCSHARES, INC.

             Condensed Consolidated Statements of Condition
                              (Unaudited)

                September 30, 1996 and December 31, 1995


                                                      September  30,         December 31,
                        Assets                             1996                   1995
                        ______                            _____                  _____
Cash and due from banks                               $   4,485,582            6,293,399
Federal funds sold                                          450,000            5,950,000
                                                      _______________       ______________
            Cash and cash equivalents                     4,935,582           12,243,399

Interest-bearing time deposits                               99,000               99,000
Securities:
   Held-to-maturity (market value of $13,991,000
     and $14,765,000 at September 30, 1996 and December 31,
     1995, respectively)                                 13,972,935           14,677,589
   Available-for-sale (amortized cost of $20,959,000
     and $22,631,000 at September 30, 1996 and
     DecemberE31, 1995, respectively)                    20,665,572           22,686,923

Loans                                                    62,177,060           57,086,118
   Less allowance for loan losses                         1,232,547            1,195,517
                                                       ______________       ______________
            Net loans                                    60,944,513           55,890,601

Other real estate                                            31,759               20,717
Bank premises and equipment, net                          2,131,565            2,230,281
Accrued interest receivable                                 880,053              814,196
Other assets                                                511,258              444,794
                                                      _______________       _____________
                                                      $ 104,172,237          109,107,500
                                                      ===============       =============
      Liabilities and Stockholders' Equity

Deposits:
   Noninterest-bearing demand                            10,877,209           12,542,093
   NOW accounts                                          15,653,515           20,518,595
   Money market accounts                                  9,522,746           10,699,688
   Savings and IRA accounts                              22,347,979           22,393,243
   Certificates and other time deposits, $100,000
     and over                                             4,253,571            4,416,000
   Other certificates of deposit                         31,058,988           28,778,502
                                                      _______________      ______________
                                                         93,714,008           99,348,121

Accrued interest payable                                    448,115              340,500
Other liabilities and accrued expenses                      308,614              252,980
                                                      _______________      ______________
            Total liabilities                            94,470,737           99,941,601
                                                      _______________      ______________
Stockholders' equity:
   Common stock                                             800,000              800,000
   Paid-in capital                                          450,000              450,000
   Retained earnings                                      8,645,692            7,878,785
   Net unrealized (loss) gain on securities               (194,192)               37,114
                                                       ______________      ______________
            Total stockholders' equity                    9,701,500            9,165,899
                                                       ______________      ______________
                                                      $ 104,172,237          109,107,500
                                                       ==============      ==============
See accompanying notes to condensed consolidated financial statements.



                      ASSUMPTION BANCSHARES, INC.

              Condensed Consolidated Statements of Income
                              (Unaudited)

     Three months and nine months ended September 30, 1996 and 1995

                                  Three months ended           Nine months ended
                               September 30, September 30, September 30,  September  30,
                                   1996        1995           1996           1995
                                   _____       _____        _______         ______
Interest income:
   Interest and fees on loans  $ 1,399,684    1,233,249    4,098,441    3,515,364
   Interest on securities:
     Taxable                       346,522      407,395    1,106,277    1,397,997
     Exempt from federal
       income taxes                185,484      185,887      553,289      523,020
   Interest on federal funds
     sold                           47,123       27,257      198,775      145,201
   Interest on deposits with
     banks                           1,497        1,497        4,459        5,012
                              _____________ ____________  ___________ ____________
           Total interest
             income              1,980,310    1,855,285    5,961,241    5,586,594

Interest expense on deposits       808,623      782,418    2,422,978    2,300,844
Interest on federal funds
   purchased                           -          5,445          -          5,445
                              ____________ _____________  ____________ ____________
           Total interest
             expense               808,623      787,863    2,422,978    2,306,289

                              ____________ _______________ ___________ ___________
           Net interest income   1,171,687    1,067,422    3,538,263    3,280,305

Provision for loan losses            9,000       34,000       27,000       52,000
                              _____________ ______________ ____________ ___________
           Net interest income
             after provision
             for loan losses     1,162,687    1,033,422    3,511,263    3,228,305

Other income                       147,309      148,825      451,072      423,622
Other expenses                    (963,703)    (886,399)  (2,704,428)  (2,669,056)
                              _____________  _____________ __________  ____________
           Income before
             income taxes          346,293      295,848    1,257,907      982,871

Income tax expense                 (70,100)     (69,200)    (251,000)    (226,850)
                              _____________ _____________ _____________ ____________
           Net income         $    276,193      226,648    1,006,907      756,021
                              ============= ============= ============= ============
Per share data:

   Net income                 $       1.73         1.42         6.29         4.73
                               ============= ============ ============= ============
   Number of shares used in
     computation                   160,000      160,000      160,000      160,000
                                ============  =========== ============= ============

See accompanying notes to condensed consolidated financial statements.


                      ASSUMPTION BANCSHARES, INC.

  Condensed Consolidated Statements of Changes in Stockholders' Equity
                              (Unaudited)

             Nine months ended September 30, 1996 and 1995

                                                            Net
                                                         unrealized
                                                            gain         Total
                       Common     Paid-in     Retained   (loss) on    stockholders'
                       stock      capital     earnings   securities      equity
                  _____________ ___________ ___________ ____________  _____________
Balances at
   December 31,
   1994              $ 800,000    450,000      7,217,554 (551,837)     7,915,717

Net income for nine
   months ended
   September 30, 1995      -          -          756,021       -         756,021

Change in net
   unrealized gain
   (loss) on
   securities              -          -              -     528,629       528,629
                    ____________ ___________ ___________ ___________  ____________
Balances at
   September 30,
   1995              $ 800,000    450,000      7,973,575  (23,208)     9,200,367
                    =========== =========== ============ ===========  ============
Balances at
   December 31, 1995   800,000    450,000      7,878,785    37,114     9,165,899

Net income for nine
   months ended
   September 30, 1996      -          -        1,006,907       -       1,006,907

Dividends declared,
   $1.50 per common
   share                   -          -        (240,000)       -        (240,000)

Change in net
   unrealized gain
   (loss) on
   securities              -          -              -   (231,306)      (231,306)
                    ____________ __________ ____________ ____________ ___________
Balances at
   September 30,
   1996              $ 800,000    450,000      8,645,692 (194,192)     9,701,500
                    ============ ========== ============ ============ ===========

See accompanying notes to condensed consolidated financial statements.

                      ASSUMPTION BANCSHARES, INC.

            Condensed Consolidated Statements of Cash Flows
                              (Unaudited)

             Nine months ended September 30, 1996 and 1995

                                                      1996         1995
                                                     _______      ______
Cash flows from operating activities:
   Net income                                      $  1,006,907  756,021
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                     166,050  151,675
       Provision for loan losses                         27,000   52,000
       Net (gain) loss on sale of securities available-
         for-sale                                       (7,496)    6,629
       Gain on sale of other assets acquired in
         settlement of loans                            (6,698)  (16,032)
       Increase in accrued interest receivable         (65,857)   (7,875)
       Increase in accrued interest payable             107,615  212,307
       Increase in other assets and other
         liabilities                                    108,328  118,507
                                                     __________ __________
           Net cash provided by operating
             activities                               1,335,849 1,273,232

Cash flows from investing activities:
   Proceeds from sales of securities available-
     for-sale                                         1,767,052 5,215,291
   Maturities of and principal payments
     on securities held-to-maturity                     702,149 1,751,168
   Purchases of securities available-for-sale       (2,780,211)  (489,531)
   Maturities of and principal payments
     on securities available-for-sale                 2,694,047 1,110,162
   Purchases of securities held-to-maturity                 -  (2,323,160)
   Loans originated, net of principal collections   (5,135,014)(6,642,634)
   Proceeds from sales of other real estate              49,758   185,134
   Capital expenditures                                (67,334)  (357,240)
                                                    ___________ ___________
           Net cash used in investing activities    (2,769,553)(1,550,810)
                                                    ___________ ___________
Cash flows from financing activities:
   Net decrease in demand deposits, NOW accounts,
     money market accounts and savings accounts     (1,664,884)(9,637,412)
   Net (decrease) increase in certificates of deposit
     and other time deposits of $100,000 and over   (3,969,229)   915,187
   Net increase in federal funds purchased                  -   3,200,000
   Dividends paid                                     (240,000)        -
                                                    ___________ ___________

           Net cash used in financing activities    (5,874,113)(5,522,225)
                                                    ___________ ___________
           Net decrease in cash and cash
             equivalents                            (7,307,817)(5,799,803)

Cash and cash equivalents at beginning of period    12,243,399 10,446,119
                                                   ___________ ___________
Cash and cash equivalents at end of period        $  4,935,582  4,646,316
                                                   =========== ===========
Supplemental disclosures:
   Interest paid                                  $  2,315,363  2,088,538
                                                   =========== ===========
   Income taxes paid                              $    250,000    185,000
                                                   =========== ===========
See accompanying notes to condensed consolidated financial statements.

                      ASSUMPTION BANCSHARES, INC.

          Notes to Condensed Consolidated Financial Statements

             Nine months ended September 30, 1996 and 1995


The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the audited consolidated financial statements and notes included in Assumption Bancshares' annual report on Form 10-K for the year ended December 31, 1995.

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

At September 30, 1996, impaired loans, all of which were on nonaccrual, totaled $1,211,000, of which $94,000 required a total impairment allowance of $50,000. The average recorded investment in impaired loans was approximately $761,000 and $876,000 during the nine months and three months ended September 30, 1996, respectively. The Bank has recognized $47,000 interest income on these impaired loans in the first nine months of 1996. For all impaired loans, the impairment amount was measured using the fair value of the underlying collateral.

Earnings Per Share

Earnings per share have been computed on the basis of the weighted average number of shares outstanding.

                      ASSUMPTION BANCSHARES, INC.

                Management's Discussion and Analysis of
             Financial Condition and Results of Operations


Results of Operations

Net interest income for the nine months ended September 30, 1996 was approximately $260,000 higher than amounts for the nine-month period ended September 30, 1995. Loan demand in the Bank's trade area has increased significantly since early 1994. The resulting growth in the loan portfolio has helped the bank achieve a higher yield on earning assets. This increase in income earned was partially offset by higher rates on and higher balances of interest bearing liabilities. The Bank's net interest margins were 4.23% and 4.09% at September 30, 1996 and 1995, respectively.

Other expenses at September 30, 1996 totaled $2,704,000, up slightly from $2,669,000 for the first nine months of 1995. During 1995, the Bank Insurance Fund (BIF) administered by the FDIC became fully funded. As a result, the Bank's 1996 FDIC insurance premiums decreased from $55,000 per quarter to $500 per quarter. This decrease in other expenses was offset by an increase in salaries and employee benefits of $40,000, and an increase of $80,000 in legal and consulting fees due principally to the merger negotiations discussed below.

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

Net earnings for the first nine months of 1996 of $1,007,000 offset by unrealized losses on securities classified as available-for-sale of $231,000 and dividends of $240,000, resulted in a net increase in equity for the first nine months of 1996 of $536,000. Except for the merger negotiations discussed below, management is not aware of any recommendations by regulatory authorities or other matters which are reasonably likely to have a material effect on the Bank's capital resources, liquidity or operations.

Securities, comprised primarily of obligations of states and municipalities and government guaranteed mortgage-backed securities, represented 33% and 34% of total assets at September 30, 1996 and December 31, 1995, respectively. The securities portfolio is managed with the primary objective of generating interest income while maintaining an appropriate level of asset liquidity and controlling the Bank's net interest rate risk position.

The market value of the securities portfolio at September 30, 1996 was 99.2% of book value, compared to 100.4% at December 31, 1995. Management does not anticipate any significant effect on future earnings, liquidity or capital resources as a result of the amounts of unrealized gains or unrealized losses in the securities portfolio.


                                                                (Continued)

                      ASSUMPTION BANCSHARES, INC.

                Management's Discussion and Analysis of
             Financial Condition and Results of Operations


Securities Available-for-Sale

As of September 30, 1996, available-for-sale securities includes securities with an aggregate amortized cost of $20,960,000 and a market value of $20,666,000.

Falling bond prices caused a decrease in the market values of these securities during 1996. Management considers the unrealized losses in the securities portfolio to be temporary in nature. A net unrealized loss, net of tax, $194,000, is included as a separate component of stockholders' equity at September 30, 1996. The net unrealized loss before taxes included gross unrealized gains of $133,000 and gross unrealized losses of $428,000. Stockholders' equity reflected net unrealized losses, net of tax, of $262,000 at the end of last quarter and $23,000 at September 30, 1995.

Asset Quality

Nonperforming assets, which include nonaccrual loans, restructured loans and foreclosed assets, totaled $1,242,000 at September 30, 1996, compared to $559,000 at June 30, 1996, $874,000 at year-end 1995, and $839,500 at
September 30, 1995. The current quarter increase in nonaccrual loans is due to several residential and commercial real estate loans which became 90 days delinquent during the third quarter of 1996. Management does not believe that there has been an overall deterioration of asset quality as a result of these changes.

As a percentage of total loans plus foreclosed assets, nonperforming assets were 2.0% at September 30, 1996, compared to 1.0% at June 30, 1996, 1.5% at year-end 1995, and 1.5% at September 30, 1995.

The following table sets forth the past due and nonaccrual loans (in thousands of dollars):

                                                             September 30,
                                                           1996        1995
                                                       _________     ________
   Loans past due 90 days or more                       $   196         153
                                                       =========     ========
   Nonaccrual loans, all of which are impaired:
     Real estate                                          1,211         808
     Individual                                             -            31
                                                       _________      _______
           Total                                        $ 1,211         839
                                                       =========      =======

As discussed above, nonaccrual loans at September 30, 1996 have increased compared to September 30, 1995. Loans are placed on nonaccrual status when management's assessment of the borrowers' financial condition indicates that collection of interest is doubtful. In making this determination, management considers current economic and business conditions, the nature of the collateral, collection efforts and regulatory guidelines.


                                                                (Continued)

                      ASSUMPTION BANCSHARES, INC.

                Management's Discussion and Analysis of
             Financial Condition and Results of Operations


Management has identified approximately $221,000 of potential problem loans, which are loans for which payments are contractually current but the borrowers are presently experiencing financial difficulties at September 30, 1996, which are not otherwise identified as past due or nonaccrual.

The provision for loan losses for the first nine months of 1996 was $27,000, compared to $52,000 for the first nine months of 1995. This relatively low provision is due to the continued low level of charge-offs experienced by the Bank. Net recoveries for the nine months ended September 30, 1996 were $10,000. Additionally, the Bank's allowance for loan losses as a percentage of gross loans has remained consistent at 1.99% and 2.09% at September 30, 1996 and December 31, 1995, respectively. Management evaluates the adequacy of the allowance for loan losses on an ongoing basis and believes, based on its analysis, that the allowance is adequate to absorb losses in the portfolio.

Changes in the total allowance for loan losses for the nine months ended September 30, 1996 and 1995 were as follows:

                                                      Nine months ended
                                                      1996         1995
                                                     ______       ______

    Balance at beginning of period                $ 1,195,517    1,103,823

    Charge-offs                                      (60,822)     (74,608)
    Recoveries                                         70,852       43,288
                                                  ____________ ____________
       Net recoveries (charge-offs)                    10,030     (31,320)

    Provision for loan losses                          27,000       52,000
                                                  ____________ ____________
    Balance at end of period                      $ 1,232,547    1,124,503
                                                  ============ ============
    Ratio of net charge-offs (recoveries)
       during the period to average loans
       outstanding during the period                     (.02)%        .05%
                                                  ============ ============

The allowance for possible loan losses as a percent of nonperforming loans was 99%, 231%, 140% and 134% at September 30, 1996, June 30, 1996, December
31, 1995, and September 30, 1995, respectively. Management has determined that the allowance for possible loan losses at September 30, 1996, is adequate to cover losses inherent in its loan portfolio.

The amount of additional interest income on nonaccrual loans, which would have been recognized for the nine months ended September 30, 1996 and 1995, had the related loans been performing according to their original terms was not material. Interest income recognized on the cash basis on loans in nonaccrual status was approximately $47,000 and $17,000 for the nine months ended September 30, 1996 and 1995, respectively.


                                                                (Continued)






                      ASSUMPTION BANCSHARES, INC.

                Management's Discussion and Analysis of
             Financial Condition and Results of Operations


Merger Negotiations

On August 23, 1996, the Boards of Directors of Assumptions Bancshares, Inc. and ArgentBank announced that they had commenced negotiations regarding an acquisition of Assumption Bank & Trust Company, a wholly-owned subsidiary of Assumption Bancshares, Inc., (Assumption Bank) for $21.5 million, or approximately $134 per share. ArgentBank is headquartered in Thibodaux, Louisiana and operates in Lafourche, Terrebonne and Assumption parishes. The purchase price would be payable in a combination of cash and ArgentBank common stock and would provide for the merger of the Assumption Bank with ArgentBank. The transaction is subject to negotiation and execution of a definitive agreement, due diligence by both parties, as well as regulatory and shareholder approvals.

                                PART II


Items 1 through 5 are not applicable.


Item 6. Exhibits and Reports on Form 8-K. No Form 8-K was required to be filed during the quarter ended September 30, 1996.


                               SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         /s/  Joseph  H.  Montero
                                         _________________________
                                              Joseph H. Montero,
                                              President and
                                            Chief Executive Officer




                                           Date: November 1, 1996