Form 10-K
period 1996-12-31
ASSUMPTION BANCSHARES INC
filed 1997-03-11
CIK 742356

United States
             Securities and Exchange Commission
                  Washington, D.C.  20549

                         FORM 10-K

  [x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

        For the fiscal year ended December 31, 1996

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

               Common Stock, $5.00 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such  filing  requirements  for the past 90 days.   YES /X/
NO /  /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained
herein,  and  will  not  be  contained,   to   the  best  of
registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

Aggregate estimated market value of voting stock held by non-affiliates as of January 15, 1997 (for purposes of this computation shares held by directors and officers are excluded):
                        $ 5,748,000

Number of shares outstanding as of January 15, 1997:

                   160,000 Common Shares

                           PART I


Item I - Business

Assumption Bancshares, Inc. (Bancshares) is a Louisiana business corporation and a one-bank holding company registered under the Federal Bank Holding Company Act of 1956, as amended. It was formed in 1984 primarily for the purpose of holding all of the outstanding stock of Assumption Bank and Trust Company (the Bank), which is Bancshares' sole subsidiary. The Bank, which was formed in 1933, conducts general commercial banking business throughout the State of Louisiana with the majority of its business concentrated in Assumption Parish, western Ascension Parish and northern Lafourche Parish. Its principal office and a motor branch are located in Napoleonville, Louisiana. The Bank operates three other branch offices, one each in Pierre Part, Labadieville and LaPlace, Louisiana and an automatic teller machine in Belle Rose, Louisiana.

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

The Bank does not receive a material portion of its deposits from any single person. However, as of December 31, 1996, the Assumption Parish School Board, Assumption Parish Waterworks District #1, the Assumption Parish Sheriff's Office, the Assumption Parish Police Jury, the Assumption Parish Clerk of Court, Assumption General Hospital and four commercial enterprises accounted for an aggregate of 12% of the Bank's deposits.

The lending services of the Bank include a broad range of consumer, real estate and commercial loans. As of December 31, 1996, real estate and home loans represented approximately 83% of all loans; commercial, financial and agricultural loans accounted for 4% and individual loans, which include auto and mobile home loans accounted for 13%.

Bancshares and the Bank employ 51 persons  full-time  and  6 persons part-time.

The Bank's location in the heart of Louisiana's sugar cane country subjects it to seasonal variations in business.
Because of the impact of the sugar industry, deposits typically vary by four to five million dollars during the course of each fiscal year.

SUPERVISION AND REGULATION

General

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


STATISTICAL INFORMATION

The following tables contain additional information concerning the business operations of Bancshares and the Bank and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and the related notes thereto for the three years ended December 31, 1996, included in Items 7 and 8, respectively.

SECURITIES PORTFOLIO

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

Carrying values of securities at December 31, 1996 and 1995, are as follows (in thousands of dollars):

                                          1996
                                  ___________________________
                                  Held-to-  Available-
                                   maturity  for-sale   Total     1995
                                   ________  ________   _____     _____

 Mortgage-backed securities        $  3,405   13,406    16,811    20,984
 Other U.S. Government agencies           -    2,415     2,415     1,482
 State and municipal obligations      9,909    4,172    14,081    14,129
 Collateralized mortgage obligations    441      346       787       770
                                   _________ _________ _________ _________

                                   $ 13,755   20,339    34,094    37,365

Additional information with respect to the amortized cost, approximate market value and gross unrealized gains and losses is included in note 2 to the consolidated financial statements.


The carrying value and average yield of securities at December 31, 1996, by contractual maturity are shown below (in thousands of dollars). Expected maturities will differ from contractual maturities on securities which may have call provisions.


                                            Amortized    Average
                                                cost      yield
                                                ____      _____
Held-to-maturity
__________________

State and municipal obligations:
 Due after one year through five years       $    501      6.69
 Due after five years through ten years         7,071      5.40
 Due after ten years                            2,337      5.36
                                            ___________
                                                9,909

 Mortgage-backed securities                     3,405      7.92

 Collateralized mortgage obligations              441      7.98
                                            ___________
     Total held-to-maturity                  $ 13,755
                                            ===========


                                              Fair        Average
                                              value        yield
                                             ______       ______
Available-for-sale

Other U.S. Government agencies:
 Due in one year or less                     $ 1,204       7.76
 Due after one year through five years         1,118       6.93
 Due after five years through ten years           93       6.75
                                             _______
                                               2,415
                                             _______
State and municipal obligations:
 Due in one year or less                         467       5.62
 Due after one year through five years         2,501       5.02
 Due after five through ten years              1,204       4.94
                                             _______
                                               4,172

Mortgage-backed securities                    13,406       6.69

Collateralized mortgage obligations              346       7.38
                                             _______
    Total available-for-sale                $ 20,339
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

At December 31, 1996, the Bank held no securities issued by a single issuer which exceeded 10% of stockholders' equity. At December 31, 1995, the Bank held securities issued by Assumption Parish totaling $980,000, which exceeded 10% of stockholders' equity.


LOAN PORTFOLIO

Types of Loans

The amount of loans outstanding by type and concentration is shown in the following table (in thousands of dollars):

                                             December 31
                                             ___________
                                            1996     1995
                                            ____     ____

 Commercial, financial and agricultural   $  2,680   3,498
 Real estate, principally mortgage          50,413  46,695
 Individuals                                 7,738   6,893
                                          ________  _______
                                          $ 60,831  57,086
                                          ========  =======

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

Maturities and Sensitivities of Loans to Changes in Interest
Rates

The following table presents the maturity distribution and sensitivity to interest rate changes of the loan portfolio at December 31, 1996 (in thousands of dollars):


                                           Due in   Over 1   Over
                                            1 year   to 5     5
                                           or less*  years   years    Total
                                           ________ _______  ______   ______
 Maturity of Loans

 Commercial, financial and agricultural     $   652   1,948     80     2,680
 Real estate                                 12,265  36,635  1,513    50,413
 Individuals                                  1,886   5,623    229     7,738
                                           ________  ______  ______   ______

                                           $ 14,803  44,206  1,822    60,831
                                           ========  ======  ======   ======
 Interest Rate Sensitivity

 Loans with predetermined rates              10,598  44,206  1,822    56,626
Loans with floating rates                     4,205       -      -     4,205
                                           ________  ______  _____    ______
                                           $ 14,803  44,206  1,822    60,831
                                           ========  ======  =====    ======

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

Interest rate sensitivity is defined as the exposure to fluctuations in market rates of interest earned and paid. Sensitivity to fluctuations in market rates of interest occurs when the repricing characteristics of interest-earning assets and interest-bearing liabilities do not match within the same period. When the repricing characteristics do not match, a "gap" is created. The Bank's interest rate sensitivity on December 31, 1996 is detailed in the following table. While the table is presented on a contractual basis, a significant portion of the Bank's retail deposits do not respond to changes in interest rates to the degree the unadjusted gap would indicate.

The Bank's experience has indicated that repricing of NOW, savings and money market accounts does not result in changes of the same magnitude as changes in general market rates. In addition, these categories have historically been very stable sources of funds to the Bank, which would indicate a much longer implicit maturity than their contractual availability.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL
(Dollars in thousands)

                                  1996                    1995                   1994
                          _________________________ ________________________ _________________________
                            Daily    Amount            Daily  Amount           Daily   Amount
                           average  earned  Average   average earned Average  average  earned  Average
                           balance  or paid  rate     balance or paid  rate   balance  or paid  rate
                           _______  ________ ______   _______ _______ ______  ________ ________ _______
Assets:
Interest-earning assets:
  Loans<F1>               $ 60,078    5,510   9.17%   $ 54,072  4,819  8.91%  $ 47,904  4,259    8.89%
  Taxable securities        21,828    1,436   6.58      26,439  1,801  6.81     36,142  2,178    6.03
  Tax-exempt
    securities<F2>          13,869      740   5.34      13,644    709  5.20      9,862    490    4.97
  Federal funds sold         4,683      244   5.21       2,797    164  5.86      4,032    146    3.62
  Deposits with
     other banks                99        6   6.06          99      6  6.06         99      5    5.05
                           ________   ______            ______  ______          ______  ______
      Total interest-
       earning assets      100,557    7,936   7.89      97,051  7,499  7.73     98,039  7,078    7.22
                                      ______                    ______                  ______
Noninterest-earning assets:
  Cash and due from banks    4,545                       4,524                   3,932
  Bank premises and
    equipment                2,171                       2,210                   1,839
  Other assets               1,223                       1,343                   1,932
  Allowance for loan losses (1,222)                     (1,116)                 (1,104)
                           _______                     ________                _________
                           107,274                     104,012                 104,638
                           _______                     ________                _________
Liabilities:
Interest-bearing liabilities:
  Deposits:
    NOW                     17,657      421   2.38      18,166    485  2.6     719,225    439    2.28
    Savings and IRA         22,591      761   3.37      23,096    827  3.5     824,087    793    3.29
    Money market            10,395      232   2.23      10,892    260  2.3     911,850    295    2.49
    Certificates of
     deposit and other
     time deposits,
     $100,000 and over       3,925      205   5.22       3,571    187  5.2      43,237    112    3.46
    Other certificates
     of deposit             30,527    1,591   5.21      27,712  1,339  4.83     26,856    890    3.31
    Fed funds purchased          8        1   6.25         441     26  5.90        805     40    4.97
                           _______   _______           ________ ______          _______ ______
       Total interest-bearing
         liabilities        85,103    3,211   3.77      83,878  3,124  3.72     86,060  2,569    2.99
                                     _______                    ______                  _______

Noninterest-bearing liabilities:
  Demand deposits           11,898                      10,912                  10,111
  Other liabilities            723                         491                     386

Stockholders' equity         9,550                       8,731                   8,081
                           ________                    _________              _________
                         $ 107,274                   $ 104,012               $ 104,638
                           ========                    =========              =========
Net interest income/average
  earning assets                    $ 4,725   4.70%            $4,375  4.51%           $4,509   4.60%
                                     ======   =====             =====  =====           =======  ======


                              1996 compared with 1995       1995 compared with 1994
                              ________________________      ________________________
                                 Variance due to              Variance due to
                                 ________________             _______________
                                             Rate/                          Rate/
                              Volume   Rate  volume  Total    Volume  Rate  volume  Total
                              ______   ____ _______ _______  _______ _____ _______ ______
Assets:
Interest-earning assets:
  Loans<F1>                    535      140      16    691      548    10      1     560
  Taxable securities          (314)     (62)     11   (345)    (548)  283    (76)   (378)
  Tax-exempt
    securities<F2>              12       19      -      31      188    22      9     219
  Federal funds sold           111      (18)    (13)    80      (44)   91    (28)     19
  Deposits with
     other banks                 -        -       -      0        -     1      -       1
                             _______   ______  ______ ______  ______ ______ ______  ______
      Total interest-
       earning assets          344       79      15    437      107   407    (94)    421
                             ______    ______  ______ ______  ______ ______ _______ ______
Noninterest-earning assets:
  Cash and due from banks
  Bank premises and
    equipment
  Other assets
  Allowance for loan losses



Liabilities:
Interest-bearing liabilities:
  Deposits:
    NOW                        (14)     (51)      1    (64)     (24)   74     (4)     46
    Savings and IRA            (18)     (49)      1    (66)     (33)   69     (3)     34
    Money market               (12)     (17)      1    (28)     (24)  (12)     1     (35)
    Certificates of
     deposit and other
     time deposits,
     $100,000 and over          19        -       -     18       12    58      6      75
    Other certificates
     of deposit                136      105      11    252       28   408     13     449
    Fed funds purchased        (26)       2      (2)   (26)     (18)    7     (3)    (14)
                             _______  ______   ______ _______   _____ _____   ____   _____

       Total interest-bearing
         liabilities            85      (10)     12     87      (59)  604     10      555
                             ______   _______ _______ _______  _____ ______  ______ ______

Noninterest-bearing liabilities:
  Demand deposits
  Other liabilities

Stockholders' equity



Net interest income/average
  earning assets              259        89       2    350      166   (197)  (104)  (134)
                           =======     ======   ===== ======   ====== ====== ====== =======

Notes:
<F1>  Loans on which interest accruals have been stopped are included in the daily average balances of loans outstanding.
<F2>  Not taxable equivalent.

The table indicates the Bank is liability sensitive (a negative gap) at December 31, 1996 for periods 1-90 days and 91-365 days, and is asset sensitive (a positive gap) for the period over one year or fixed. A positive gap indicates more interest-earning assets are subject to repricing than interest-bearing liabilities in a given period. Conversely, a negative gap indicates more interest-bearing liabilities are subject to repricing earlier than interest-earning assets. In an environment of increasing interest rates, a positive gap implies that earnings would be expected to increase as the volume of repricing assets exceeds repricing liabilities. In contrast, a negative gap implies that earnings would be expected to decrease in an environment of increasing interest rates. It should be noted that this presents the Bank's overall position for a single day, which may not be indicative of its position in the future.

Interest Rate Sensitivity


                             1-90       91-365      Over 1
                              days       days       year        Total
                           ________    _______    ________     _______

Loans                      $  8,457      6,346      46,028      60,831
Securities                    5,901      2,929      25,264      34,094
Federal funds sold           10,400          -           -      10,400
Interest-bearing deposits         -         99           -          99
                          ___________  __________  __________ __________
    Total earning assets     24,758      9,374      71,292     105,424
                          ___________  __________  __________ __________
NOW and savings accounts     33,894          -           -      33,894
Money market accounts        10,584          -           -      10,584
Certificates of deposit and
  IRA accounts               24,187     14,549       3,869      42,605
                          ___________  ___________  __________ _________
    Total interest-bearing
      liabilities            68,665     14,549       3,869      87,083
                          ___________  ___________  __________ _________
Gap                        $(43,907)    (5,175)     67,423      18,341
                          ===========  ===========  ========== =========
Cumulative gap             $(43,907)   (49,082)     18,341
                          ===========  ===========  ==========
Cumulative gap/total
  earning assets             (41.65)%   (46.56)%     17.40%
                          ===========  ===========  ==========


Risk Elements

The following table sets forth the past due and nonaccrual loans (in thousands of dollars):

                                                   December 31
                                                   ___________
                                                   1996   1995
                                                   _____  _____

 Loans past due 90 days or more                   $ 100    135
                                                    ====   ====
 Nonaccrual loans                                 $ 850    853
                                                    ====   ====

The amount of additional interest income on nonaccrual loans, which would have been recognized during 1996 and 1995, had the related loans been performing according to their original terms was not material. The income recognized on the cash basis on loans in nonaccrual status was approximately $53,000 and $48,500 for 1996 and 1995, respectively.

Loans are placed on nonaccrual status when management's assessment of the borrowers' financial condition indicates that collection of interest is doubtful. In making this determination, management considers current economic and business conditions, the nature of the collateral, collection efforts and regulatory guidelines.

Potential Problem Loans

Management has identified approximately $230,000 of potential problem loans, which are loans for which payments are contractually current but the borrowers are currently experiencing financial difficulties at December 31, 1996, which are not otherwise identified as past due or nonaccrual.

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes the activity in the allowance for loan losses arising from loans charged-off, recoveries of loans previously charged-off, and additions to the allowance charged to income (in thousands of dollars):

                                                    Years ended
                                                    December 31
                                                    1996   1995
                                                    -----  -----
Balance of the allowance for loan
 losses at beginning of year                       $ 1,196 1,104
                                                     _____ _____
Loans charged-off:
 Commercial, financial and agricultural                 11     3
 Real estate                                            57    25
 Individuals                                            65    59
                                                     _____ _____
                                                       133    87
                                                     _____ _____
Recoveries on loans previously charged-off:
 Commercial, financial and agricultural                 44     9
 Real estate                                            26    17
 Individuals                                            21    17
                                                     _____ ______
                                                        91    43
                                                     _____ ______
Net loans charged-off                                   42    44

Provision charged to income                             36   136
                                                     _____ ______
Balance of the allowance for loan
 losses at end of year                               $ 1,190 1,196
                                                     ===== ======
Ratio of net charge-offs during the year to
 average loans outstanding during the year            0.07% 0.08%
                                                     ===== ======

Allowance for Loan Losses and Nonperforming Loans

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

The following is an allocation of the allowance for loan losses by related categories of loans and the percentage of loans in each category to total loans (in thousands of dollars):

                                           December  31
                                           ____________

                                     1996                  1995
                                     ____                  ____

Commercial, financial and
 agricultural                    $  52   4.4%         $  73    6.1%
Real estate                        987  82.9            978   81.8
Individuals                        151  12.7            145   12.1
                                 _____  _____         ______ ______
                               $ 1,190 100.0%       $ 1,196  100.0%
                                 ===== ======         ====== ======
DEPOSITS

The daily average amounts and average rates paid on deposits are summarized below (in thousands of dollars):


                                         December  31
                                         ____________

                                     1996               1995
                                     ____               ____


 Noninterest-bearing demand     $ 11,898   - %       $ 10,912     - %
 NOW accounts                     17,657 2.4           18,166   2.7
 Money market accounts            10,395 2.2           10,892   2.4
 Savings and IRA accounts         22,591 3.4           23,096   3.6
 Certificates of deposit and
  other time deposits, $100,000
  and over                         3,925 5.2            3,571   5.2
 Other certificates of deposit    30,527 5.2           27,712   4.8
                                  ------ ===           ------   ===
                               $  96,993             $ 94,349
                                  ======               ======

Remaining  maturities  of  deposits  of  $100,000 or more at
December 31, 1996, are summarized as follows  (in  thousands of dollars):
                                            Over 3
                                 Within     through  Over 12
                                 3 months   12 months months  total
                                 ________   _________ _______ ______

Certificates of deposit,
 and other time deposits,
 $100,000 and over                $ 2,999     1,128    200    4,327
                                  =======    ======== ======= =======

The Bank has no foreign deposits.

RETURN ON EQUITY AND ASSETS

The following table shows the return on assets (net income divided by average total assets), return on equity (net income divided by average equity), dividend payout ratio (dividends declared per share divided by net income per share) and equity to assets ratio (average equity divided by average total assets) for each year indicated.

                                              Year  ended
                                              December 31
                                              ___________
                                             1996     1995
                                             ____     _____

Return on assets                             1.06%    1.04%
Return on equity                            11.86    12.34
Dividend payout ratio                       36.72    38.63
Equity to assets ratio                       8.90     8.39
                                            =====    =====
Item 2 - Properties

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

Item 3 - Legal Proceedings

The Company is a party to various ordinary routine legal proceedings incidental to its business, none of which it is believed by management, after consulting with counsel, will have a material effect on the financial position or results of operations of either Bancshares or the Bank.

Item 4 - Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Item 4a - Executive Officers of the Registrant

The executive officers of Bancshares and the Bank are Joseph
H. Montero and Harold F. Templet. Mr. Montero, 62, is the President and Chief Executive Officer of Bancshares and the Bank and has served as an executive officer of the Bank since 1971. Mr. Templet, 50, has been an executive officer of the Bank since 1981; he currently serves as Bancshares' Secretary and Treasurer and the Bank's Senior Vice President.

PART II

Item 5 - Market Price of, and Dividends on, the Registrant's
Common Equity andRelated Stockholder Matters

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

The approximate number of holders of record of each class of Bancshares' equity securities as of December 31, 1996, was as follows:

          Title  of Class             Number of Record Holders
          _______________             _________________________

    Common stock, $5 par value                   732

Bancshares' declared annual dividends to its stockholders of $416,000 ($2.60 per share) during each of 1996 and 1995.
Future dividends are dependent upon the future earnings of Bancshares and management's discretion.

Item 6 - Selected Financial Data

Selected financial data of Bancshares and the Bank for each of the years in the five-year period ended December 31, 1996, is shown below. The selected financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and the related notes thereto for the three years ended December 31, 1996, included in Items 7 and 8, respectively (dollars in thousands, except per share data).


SELECTED FINANCIAL DATA

                                 1996       1995        1994        1993      1992
                                 ____       ____        ____        ____      ____
 Interest income:
   Interest and fees
      on loans                 $ 5,510      4,819       4,259       4,169     4,520
   Interest on securities        2,176      2,510       2,668       3,008     3,554
   Other                           250        170         151         164       153
                               ________   ________     ________    ________   ______
   Total interest
     income                      7,936      7,499       7,078       7,341      8,227

 Interest expense               (3,211)    (3,125)     (2,569)     (2,832)    (3,601)
                               ________   ________     ________    _________  _______
   Net interest
     income                      4,725      4,374       4,509       4,509      4,626

Provision for possible
  loan losses                      (36)      (136)        (60)       (321)      (446)
                               ________    ________    _________   _________   _______
Net interest income
  after provision for
  possible loan losses            4,689      4,238        4,449      4,188      4,180
                               ________    ________    _________   _________   _______

 Other income                      587        637          531        662        330
 Other expenses                 (3,723)    (3,582)      (3,539)    (3,241)    (3,101)
                               ________    ________    _________   _________   _______
   Income before
     income taxes                1,553      1,293        1,441      1,609      1,409

 Income tax expense                420        216          275        496        432
                               ________    ________    _________   _________   _______
   Income before
     cumulative effect
     of change in
     accounting
     principle                  1,133       1,077        1,166      1,113        977

Cumulative effect of
  change in accounting
  for income taxes                 -            -            -         54          -
                              ________    ________    _________   _________   _______
   Net income                 $ 1,133       1,077        1,166      1,167        977

Per share data:
  Income before cumulative
   effect of change in
   accounting principle       $  7.08         6.73         7.29       6.95       6.11
                               ========    =========    =========  =========   ========

  Cumulative effect of
   change in accounting
   for income taxes           $     -            -            -        .34          -

  Net income                  $  7.08         6.73         7.29       7.29       6.11
                               ========    =========    =========   ========   ========

  Dividends declared          $  2.60         2.60         2.25       2.50       1.75
                               ========    =========    =========   ========   ========



                                1996       1995        1994         1993      1992
                              _______    ________    _______      ________  _______
Number of shares
 used in
 computations                 160,000    160,000     160,000       160,000   160,000
                             =========  =========   =========     =========  ========
 Total securities           $  34,094     37,365      42,676        48,669    45,142
                             =========  =========   =========     =========  ========
 Total loans                $  60,831     57,086      50,576        43,559    42,889
                             =========  =========   =========     =========  ========
 Total assets               $ 111,802    109,108     106,426       105,843   107,728
                             =========  =========   =========     =========  ========


Item  7  - Management's Discussion and Analysis of Financial
Condition and Results of Operations

The following  discussion  focuses primarily on the Bank and
should  be  read  in  conjunction   with   the  consolidated
financial statements, the related notes thereto, and other financial information presented herein.

Overview of 1996 Performance

The Bank recorded consolidated net income of $1,133,000 or $7.08 per share in 1996 as compared to a net income of $1,077,000 or $6.73 per share in 1995, and a net income of $1,166,000 or $7.29 per share in 1994. Equity capital was 8.90% and 8.40% of assets as of December 31, 1996 and 1995, respectively.

The Bank's net income increased slightly in 1996 due primarily to two factors. First, net interest income increased from $4,374,000 in 1995 to $4,725,000 in 1996.
Loan demand in the Bank's trade area has increased significantly since early 1994. The resulting growth in the loan portfolio has helped the Bank achieve a higher yield on earning assets. This increase in income earned was partially offset by higher balances of interest-bearing liabilities. The Bank's net interest margin increased from 4.51% in 1995 to 4.70% in 1996.

Secondly, as a result of the continued low level of charge-offs experienced by the Bank, the provision for loan losses was $36,000 in 1996, as compared to $136,000 in 1995. The growth in the loan portfolio over the past years resulted in an increase in the provision during 1995.

The factors described above which contributed to the increase in net income during 1996 are offset by an increase in other expenses from $3,582,000 in 1995 to $3,723,000 in 1996. The increase is due primarily to a $203,000 increase in legal and consulting fees as a result of the merger negotiations discussed below.

The Bank's effective income tax rate increased to approximately 26% during 1996, up from approximately 17% in 1995. Although the Bank's tax exempt income earned on state and municipal obligations remained consistent, the tax exempt income as a percentage of total income decreased. In addition, professional fees related to the merger negotiations discussed below of approximately $180,000 are not deductible for tax purposes. These two factors increased the Bank's effective income tax rate and income tax expense for 1996.

Liquidity and Capital Resources

The Bank's deposits increased approximately $2,030,000 at December 31, 1996 as compared to December 31, 1995. Equity as a percentage of year-end assets increased from 8.04% at December 31, 1995 to 8.90% at December 31, 1996. Net earnings of $1,133,000 for the year ended December 31, 1996, offset by a decrease in the fair value of securities classified as available-for-sale of $48,000, and dividends of $416,000 resulted in a net increase in stockholders' equity of $669,000. The increase in cash and cash equivalents was due primarily to the increase in deposits, and the normal cycle of cash flow by the agricultural customers in the Bank's trade area.

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

Increased competition for funds and loans have created risks for institutions without adequate liquidity and favorable opportunities for those which have their resources structured to take advantage of income opportunities as they appear. The Bank has an aggregate of approximately $38 million of cash and due from banks, federal funds sold, securities and loans maturing within one year. Management believes the Bank currently has sufficient liquidity. Further liquidity may be provided for the Bank, should the need arise, by acquiring additional deposits and through borrowing from the federal funds market or through the use of repurchase agreements.

The dividends declared and paid in 1996, 1995 and 1994 were $2.60, $2.60, and $2.25 per share, respectively. The continuation of the dividend is dependent upon the future profitability of the Bank. While management expects the Bank to be profitable in the future, future profitability cannot be predicted with certainty.

The Federal Reserve Board has adopted a risk-based capital measure which is applicable to bank holding companies and banks. The guidelines for measuring compliance with the risk-based capital require a minimum total capital standard of 8% at December 31, 1996, of which 4.00% must consist of "core" capital (common stockholders' equity). At December 31, 1996, the Bank was in compliance with the risk-based capital requirements having a core capital ratio of 17.69% and a total capital ratio of 18.94%. Management is not aware of any recommendations by regulatory authorities which are reasonably likely to have a material effect on the Bank's liquidity, capital resources or operations.

Securities

Securities which totaled $34,094,000 at December 31, 1996, decreased approximately $3,271,000 or 9% from 1995. During 1996, the Bank experienced loan growth of approximately $3,700,000 which was funded primarily through sales and maturities of investments. The securities portfolio is managed with the primary objective of generating interest income while maintaining an appropriate level of asset liquidity and controlling the Bank's net interest rate risk position.

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

During November 1995, the Financial Accounting Standards Board (FASB) issued a "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" (Implementation Guide). In accordance with the Implementation Guide, the Bank reclassified securities with an amortized cost of $10,899,000 and a net unrealized gain of $14,600 from held-to-maturity to available-for-sale as of December 31, 1995. After the reclassification, the carrying value of securities available-for-sale included $37,000 in net unrealized losses, net of taxes, as of December 31, 1995.

As of December 31, 1996, securities with a fair value of $20,339,000 have been identified as available-for-sale. Falling bond prices caused a decrease in the market values of these securities during 1996. Amortized cost of securities classified as available-for-sale exceeded their fair market value by $16,000. Included in other assets at December 31, 1996, is $5,000 to reflect the tax effect of unrealized holding losses. A net unrealized loss on securities of $11,000 is included in stockholders' equity at December 31, 1996. Management considers the unrealized losses in the securities portfolio to be temporary in nature.

Allowance and Provision for Loan Losses

The provision for loan losses was $36,000 in 1996, compared to $136,000 in 1995, respectively. This relatively low provision is due to the continued low level of charge-offs experienced by the Bank. The higher provision in 1995 was a result of the growth of the loan portfolio over the past years. The Bank's allowance for loan losses as a percentage of gross loans was 1.96% and 2.09% at December 31, 1996 and 1995, respectively. The provision for loan losses is based upon management's evaluation of the loan portfolio and the prevailing local economy. Management continues to evaluate the adequacy of the allowance for loan losses on an ongoing basis and believes, based on its analysis, that the allowance is adequate to absorb losses relating to these and other credits in the portfolio.

The level of nonperforming assets, which includes other real estate and nonaccrual loans, increased to approximately
$880,000 at December 31, 1996 compared to $874,000 and $681,000 at December 31, 1995 and 1994, respectively. This increase in nonperforming assets is not the result of a single borrower; rather, it is due to several residential and commercial real estate loans being placed on nonaccrual status during 1995. As a percentage of total loans plus foreclosed assets, nonperforming assets were 1.4%, 1.5%, and 1.3% at December 31, 1996, 1995 and 1994, respectively. Management does not believe there has been an overall deterioration in asset quality as a result of these changes.

Net Interest Income

The primary factors which impact net interest income are the gross amount and mix of interest-earning assets and interest-bearing liabilities, their respective yields, and relative sensitivity to changes in market interest rates.

Net interest income in 1996 was $4,725,000, up from $4,374,000 in 1995 and $4,509,000 in 1994. Although interest rates increased during 1995 and remained stable during 1996, the Bank's yield on loans increased slightly during the current year. The Bank's yields on loans have traditionally lagged the current interest rate environment. The continued growth in the loan portfolio since early 1994 has also helped the Bank achieve a higher yield on earning assets. During 1996, the Bank also experienced increased balances in its deposit liabilities with stable rates compared to 1995. The net result is an increase in the Bank's net interest margin for 1996. The table entitled Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential appearing under the heading Statistical Information in Item 1 above reveals how increasing volumes of interest-earning assets, increasing rates earned on the loan portion of those assets combined with higher volumes of interest-bearing liabilities than the previous year resulted in a $351,000 higher net interest income when compared with 1995.

Other Income

Other income in 1996 was $587,000, down from the 1995 amount of $637,000, and up slightly from $531,000 in 1994. The fluctuations in other income for 1996, 1995 and 1994 are primarily due to recognition of approximately $31,000 of interest on prior year income tax refunds received in 1995, rental income received on other real estate in 1995, security losses in 1994 and changes in service charges earned on deposit accounts.

Other Expenses

Other expenses in 1996 totaled $3,723,000, up from $3,582,000 in 1995 and $3,539,000 in 1994. The increase is due primarily to a $203,000 increase in legal and consulting fees relating to the merger negotiations discussed below. The Bank also experienced an increase in its ad valorem taxes and taxes assessed on capital as a result of consistent increases in capital over the past years and reassessments of the Bank's value by the respective taxing authorities. These increases are partially offset by a decrease in the Bank's FDIC premiums. During 1995, the Bank Insurance Fund (BIF) administered by the FDIC, became fully funded and, as a result, the Bank's FDIC insurance premiums decreased from approximately $50,000 per quarter to $500 per quarter. Expenses to maintain other real estate also decreased during 1996 due to the Bank's low level of foreclosures.

Other expenses increased from $3,539,000 in 1994 to $3,582,000 in 1995 primarily due to an increase in salaries and employee benefits expense. Salaries and employee benefits increased $87,000 during 1995 due to the addition of three new employees, as well as an increase in pension costs.

Income Taxes

Note 8 to the consolidated financial statements includes a reconciliation of income tax expense for the years ended December 31, 1996, 1995, and 1994 to the expected income tax expense, based on the statutory federal income tax rate of 34%. Tax-exempt interest of $746,000, $721,000 and $501,000 was earned during 1996, 1995 and 1994, respectively. Although there was a slight increase in 1996, the tax exempt income as a percentage of total income decreased. In addition, professional fees of approximately $180,000 related to the merger negotiations discussed below are not deductible for tax purposes. These two factors increased the Bank's effective income tax rate for 1996.

Fair Value of Financial Instruments

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

Effects  of  Financial  Accounting Standards Issued but  not
Adopted

In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (Statement 125). Statement 125 is applicable to transfers and servicing of financial assets and extinguishments of liabilities occurring after the effective date and is to be applied prospectively. The effective date is January 1, 1997 for certain provisions of Statement 125 and January 1, 1998 for the remaining provisions. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Management of the Bank does not expect that adoption of Statement 125 will have a material impact on the Bank's financial position, results of operations, or liquidity.

Merger Negotiations

On November 20, 1996, the Boards of Directors of Assumption Bancshares, Inc. and ArgentBank announced that they have unanimously approved a Definitive Agreement which provides for the merger of Assumption Bank and Trust, a wholly-owned subsidiary of Assumption Bancshares, Inc. with ArgentBank for $21.5 million, or approximately $134 per share, payable in a combination of cash and ArgentBank common stock. The transaction is subject to regulatory and shareholder approvals and the satisfaction of certain other conditions. ArgentBank is headquartered in Thibodaux, Louisiana and operates in Lafourche, Terrebonne and Assumption parishes.

Item 8 - Financial Statements and Supplementary Data

Index to Financial Statements

Independent Auditors' Report

Consolidated Statements of Condition as of December 31, 1996
 and 1995

Consolidated Statements of Operations  for  the  years ended
 December 31, 1996, 1995 and 1994

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994

Consolidated  Statements of Cash Flows for the  years  ended
 December 31, 1996, 1995 and 1994

Notes to Consolidated Financial Statements for the years ended December 31, 1996, 1995 and 1994

All schedules have been omitted because they are not applicable or the required information is presented in the consolidated financial statements or notes thereto.

                Independent Auditors' Report


The Board of Directors
Assumption Bancshares, Inc.:


We have audited the accompanying consolidated statements of condition of Assumption Bancshares, Inc. and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Assumption Bancshares, Inc. and subsidiary at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three- year period ended December 31, 1996, in conformity with generally accepted accounting principles.


/s/ KPMG PEAT MARWICK LLP
KPMG PEAT MARWICK LLP

New Orleans, Louisiana
January 11, 1997

                ASSUMPTION BANCSHARES, INC.
                       AND SUBSIDIARY

            Consolidated Statements of Condition

                 December 31, 1996 and 1995


                 Assets                     1996          1995
                 ______                     ____          ____

Cash and due from banks                $   4,266,633    6,293,399
Federal funds sold                        10,400,000    5,950,000
                                        ____________   ___________

Cash and cash equivalents                 14,666,633   12,243,399

Interest-bearing time deposits                99,000       99,000
Securities:
  Held-to-maturity (market values of
    $13,988,010 and $14,765,181
    at December 31, 1996 and 1995,
    respectively)                         13,754,817   14,677,589
  Available-for-sale (amortized cost
    of $20,355,567 and $22,630,690
    at December 31, 1996 and 1995,
    respectively)                         20,339,424   22,686,923

Loans                                     60,830,935   57,086,118
  Less allowance for loan losses           1,190,245    1,195,517
                                        ____________   ___________

                                          59,640,690   55,890,601

Other real estate                             30,194       20,717
Bank premises and equipment, net           2,092,022    2,230,281
Accrued interest receivable                  850,752      814,196
Other assets                                 328,650      444,794
                                        ____________   ___________

                                       $ 111,802,182  109,107,500

                ASSUMPTION BANCSHARES, INC.
                       AND SUBSIDIARY

      Consolidated Statements of Condition, continued


                                              1996          1995
                                             ______        ______
    Liabilities and Stockholders' Equity
    ____________________________________

Deposits:
  Noninterest-bearing deposits             $  14,294,965   12,542,093
  Interest-bearing deposits                   87,082,783   86,806,028
                                            ____________   __________
                                             101,377,748   99,348,121

Accrued interest payable                         368,598      340,500
Other liabilities and accrued expenses           220,702      252,980
                                            ____________   __________

   Total liabilities                         101,967,048   99,941,601
                                            ____________   ___________
Stockholders' equity:
  Common stock - $5 par value.  Authorized
    1,000,000 shares; issued and outstanding
    160,000 shares in 1996 and 1995              800,000      800,000
  Paid-in capital                                450,000      450,000
  Retained earnings                            8,595,789    7,878,785
 Unrealized gain (loss) on securities,
   net of income taxes                           (10,655)      37,114
                                           ______________  ___________
   Total stockholders' equity                  9,835,134    9,165,899
                                           ______________  ___________
Commitments                                $ 111,802,182  109,107,500
                                           ============== ============
See accompanying notes to consolidated financial statements.

                ASSUMPTION BANCSHARES, INC.
                       AND SUBSIDIARY

           Consolidated Statements of Operations

        Years ended December 31, 1996, 1995 and 1994


                                                1996       1995       1994
                                               _____      _____      _____
Interest income:
 Interest and fees on loans                 $ 5,510,430  4,818,574  4,258,766
 Interest on securities:
 Taxable                                      1,436,440  1,800,819  2,177,923
 Exempt from federal income taxes               739,605    709,192    489,820
 Interest on federal funds sold                 243,989    163,735    146,561
 Interest on deposits with banks                  5,956      6,510      4,810
                                          _____________ __________ __________
     Total interest income                    7,936,420  7,498,830  7,077,880

Interest expense on deposits                  3,210,932  3,124,468  2,568,689
                                          _____________ __________ __________
     Net interest income                      4,725,488  4,374,362  4,509,191

Provision for loan losses                        36,000    136,000     60,000
                                           ____________ __________ __________
     Net interest income after
      provision for loan losses               4,689,488  4,238,362  4,449,191
                                           ____________ __________ __________
Other income:
 Service charges on customer accounts           442,916    422,508    382,879
 Securities gains (losses)                        7,496     (9,318)   (48,997)
 Other                                          136,537    223,327    197,340
                                           ____________ ___________ __________

                                                586,949    636,517    531,222

Other expenses                                3,723,389  3,581,629  3,539,335
                                           ____________ ___________ ___________
 Income before income taxes                   1,553,048  1,293,250  1,441,078

 Income tax expense                             420,044    216,019    274,859
                                            ____________ ___________ ___________
 Net income                                 $ 1,133,004  1,077,231  1,166,219
                                            ============ =========== ===========
Per share data:

 Net income                                 $      7.08       6.73       7.29
                                           ============ =========== ===========
 Number of shares used in computations          160,000    160,000    160,000
                                           ============ =========== ===========
See accompanying notes to consolidated financial statements.

                ASSUMPTION BANCSHARES, INC.
                       AND SUBSIDIARY

      Consolidated Statements of Stockholders' Equity

        Years ended December 31, 1996, 1995 and 1994

                                                                                            Net
                                                                                         unrealized
                                                                                          gain or         Total
                                             Common      Paid-in       Retained          (loss) on      stockholders'
                                              stock       captial       earnings         securities       equity
                                            _________    ________      __________        _________      __________
 Balances at January 1, 1994                $ 800,000     450,000       6,411,335         271,185        7,932,520

 Net income                                         -           -       1,166,219               -        1,166,219
 Dividends declared, $2.25 per common share         -           -        (360,000)              -         (360,000)
 Change in unrealized gain (loss) on
  securities, net of tax benefit of $423,981        -           -               -        (823,022)        (823,022)
                                            ___________  ___________   ___________      __________      ___________

 Balances at December 31, 1994                800,000      450,000      7,217,554        (551,837)       7,915,717

 Net income                                         -            -      1,077,231               -        1,077,231
 Dividends declared, $2.60 per common share         -            -       (416,000)              -         (416,000)
 Change in unrealized gain (loss) on
  securities, net of tax expense of $303,400        -            -              -         588,951          588,951
                                            ___________  ___________   ___________      __________      ___________

 Balances at December 31, 1995                800,000      450,000      7,878,785          37,114         9,165,899

 Net income                                         -            -      1,133,004               -         1,133,004
 Dividends declared, $2.60 per common share         -            -       (416,000)              -          (416,000)
 Change in unrealized gain (loss) on
 securities, net of tax benefit of $24,608          -            -              -         (47,769)          (47,769)
                                             ___________  ___________   ___________      __________      ___________

 Balances at December 31, 1996               $ 800,000     450,000      8,595,789          (10,655)       9,835,134
                                             ===========  ===========   ===========      ==========      ===========

See accompanying notes to consolidated financial statements.

                ASSUMPTION BANCSHARES, INC.
                       AND SUBSIDIARY

           Consolidated Statements of Cash Flows

        Years ended December 31, 1996, 1995 and 1994


                                               1996       1995        1994
                                               ----       ----        ----
Cash flows from operating activities:
Net income                                $ 1,133,004  1,077,231    1,166,219
Adjustments to reconcile net
income to net cash provided
by operating activities:
 Depreciation and amortization                221,400    201,625      199,800
 Provision for loan losses                     36,000    136,000       60,000
 Securities losses (gains)                     (7,496)     9,318       48,997
 Writedown of other real estate                     -          -       63,554
 Decrease (increase) in accrued
  interest receivable                         (36,556)     5,620      (46,862)
 Increase (decrease) in accrued
  interest payable                             28,098    147,026      (18,941)
 Other                                        101,776    113,205       11,057
                                            _________  _________    _________
       Net cash provided by
         operating activities               1,476,226  1,690,025    1,483,824

Cash flows from investing activities:
 Proceeds from sales of securities
  available-for-sale                        1,749,568  5,213,282   11,523,329
 Maturities of and principal payments
  on securities held-to-maturity              920,267  2,256,336    5,075,055
 Purchases of securities available-for-
  sale                                     (2,780,211)  (489,431)    (458,675)
 Maturities of and principal payments
  on securities available-for-sale          3,315,766   1,503,873    3,250,573
 Purchases of securities held-to-
  maturity                                          -  (2,323,160) (14,780,358)
 Loans originated, net of principal
  collected                                (3,840,191) (6,577,548)  (7,055,327)
 Proceeds from sales of other real
  estate                                       51,323     228,733            -
 Capital expenditures                         (83,141)   (384,184)    (613,554)
                                           ___________  ___________  __________
       Net cash used in investing
         activities                          (666,619)   (572,099)   (3,058,957)
                                           ___________  ___________  __________

                ASSUMPTION BANCSHARES, INC.
                       AND SUBSIDIARY

      Consolidated Statements of Cash Flows, continued



                                               1996       1995        1994
                                               ----       ----        ----

Cash flows from financing activities:
 Net increase (decrease) in demand
  deposits, NOW accounts, money
  market accounts and savings and
   IRA accounts                           $   716,216    (778,149)   1,712,634
 Net increase (decrease) in
  certificates of deposit                   1,313,411   1,873,503     (981,814)
 Dividends paid                              (416,000)   (416,000)    (360,000)
                                          _____________ ___________  ___________

        Net cash provided by
          financing activities              1,613,627     679,354      370,820
                                          _____________ ___________  ___________
 Net increase (decrease) in cash
  and cash equivalents                      2,423,234   1,797,280   (1,204,313)

 Cash and cash equivalents at
  beginning of year                        12,243,399  10,446,119   11,650,432
                                          ____________ ___________  ___________
 Cash and cash equivalents at
  end of year                            $ 14,666,633  12,243,399   10,446,119
                                          ============ ===========  ===========
 Supplemental disclosures:
  Interest paid                          $  3,182,834   2,977,442    2,587,630
                                          ============ ===========  ===========
  Income taxes paid                      $    340,000     250,000      310,000
                                          ============ ===========  ===========
See accompanying notes to consolidated financial statements.

                ASSUMPTION BANCSHARES, INC.
                       AND SUBSIDIARY

         Notes to Consolidated Financial Statements

              December 31, 1996, 1995 and 1994


(1) Summary of Significant Accounting Policies
    __________________________________________

   (a) Organization
       _____________

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

  (b) Basis of Presentation
      _____________________

   The consolidated financial statements include the financial statements of Bancshares and the Bank. All significant intercompany balances and transactions have been eliminated in consolidation. All references to the "Bank" appearing hereafter shall mean the consolidated balances of Bancshares and the Bank.

   (c) Securities
       __________

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

   (d) Allowance for Loan Losses
       _________________________

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

   During the first quarter of 1995, the Bank adopted Statement of Financial Accounting Standard No. 114, Accounting by Creditors for Impairment of a Loan (Statement 114) and Statement of Financial Accounting Standards No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures (Statement 118). The Bank applied the provisions of Statement 114 and Statement 118 to all of its loans, except for its consumer installment loans which are collectively evaluated for impairment. Pursuant to Statement 114 and Statement 118, a loan is considered to be impaired when,

(Continued)

                ASSUMPTION BANCSHARES, INC.
                       AND SUBSIDIARY

         Notes to Consolidated Financial Statements


   based on current information and events, it is probable that the Bank will be unable to collect principal and interest amounts due according to the contractual terms of the loan agreement. When a loan is impaired, the measurement of its impairment can be determined in one of three ways, as follows: (1) the present value of the expected cash flows of the loan discounted at the loan's original effective interest rate, (2) the observable market price of the impaired loan, or (3) the fair value of the collateral of a collateral-dependent loan. The amount by which the recorded investment in the loan exceeds the measure of the impaired loan is recognized by recording a valuation allowance with a corresponding charge to the provision for possible loan losses. The effect of adopting Statement 114 and Statement 118 on the Bank's financial condition and results of operations was immaterial.

   (e) Other Real Estate
       _________________

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

   (f) Bank Premises and Equipment
       ___________________________

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


   (g) Interest Income on Loans
       ________________________

   Accrual of interest on loans is discontinued when management believes, after considering economic and business conditions and collection efforts, that the borrowers' financial condition is such that collection of interest is doubtful.

   (h) Income Taxes
       ____________

   Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (Statement 109). Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

   (i) Pension Plan
       ____________

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

   (j) Advertising Cost
       ________________

   The costs of advertising are expensed as incurred.

   (k) Reclassification
       ________________

   Certain reclassifications were made to the consolidated financial statements of prior years to conform with the presentation for 1996.


(Continued)

                ASSUMPTION BANCSHARES, INC.
                       AND SUBSIDIARY

         Notes to Consolidated Financial Statements


   (l) Use of Estimates
       ________________

   Management of the Bank has made  a  number  of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

   (m) Earnings per Share
       __________________

   Earnings  per share have been computed on the basis  of  the
   weighted  average   number   of   shares   of  common  stock
   outstanding during the year.

   (n) Statements of Cash Flows
       ________________________

   For purposes of the consolidated statements of cash flows, the Bank considers due from banks and federal funds sold to be cash equivalents.

(2) Securities
    __________

   The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of held-to-maturity and available-for-sale securities by major security type at December 31, 1996 and 1995, were as follows:


                                       Gross      Gross
                       Amortized    unrealized  unrealized     Fair
1996                       cost       gains      losses        value
____                   ___________  ___________ __________   __________

Held-to-maturity:
 Mortgage-backed
  securities           $ 3,404,847    55,659     (23,915)      3,436,591
 State and municipal
  obligations            9,909,065   166,409     (80,845)      9,994,629
 Collateralized
  mortgage
  obligations              440,905   115,885           -         556,790
                       ____________ ___________ ____________ ____________
  Total held-to-
    maturity            13,754,817   337,953    (104,760)     13,988,010
                       ____________ ___________ ____________ _____________

                                                             (Continued)

                ASSUMPTION BANCSHARES, INC.
                       AND SUBSIDIARY

         Notes to Consolidated Financial Statements




                                       Gross      Gross
                       Amortized    unrealized  unrealized     Fair
1996                       cost       gains      losses        value
____                   ___________  ___________ __________   __________

Available-for-sale:
 Mortgage-backed
  securities          $ 13,489,693    75,198     (158,857)   13,406,034
 Other U.S.
  Government
  agencies               2,411,155    34,253      (30,551)    2,414,857
 State and municipal
  obligations            4,166,230    36,440      (30,844)    4,171,826
 Collateralized
  mortgage
  obligations              288,489    58,218            -       346,707
                       ____________ ___________ ____________ _____________
   Total available-
    for-sale            20,355,567   204,109     (220,252)   20,339,424
                       ____________ ___________ ____________ _____________
 Total securities     $ 34,110,384   542,062     (325,012)   34,327,434
                       ============ =========== ============ =============

        1995
        ____

Held-to-maturity:
 Mortgage-backed
  securities          $  4,252,551    81,325      (23,588)    4,310,288
 State and municipal
  obligations            9,970,032   152,595     (160,637)    9,961,990
 Collateralized
  mortgage
  obligations              455,006    37,897           -        492,903
                       ____________ ___________ ____________ _____________
 Total held-to-
  maturity              14,677,589   271,817    (184,225)    14,765,181
                       ____________ ___________ ____________ _____________
Available-for-sale:
 Mortgage-backed
  securities            16,748,075   121,091    (137,987)    16,731,179
 Other U.S.
  Government
  agencies               1,420,185    70,755      (9,263)     1,481,677
 State and municipal
  obligations            4,174,676    32,747     (48,128)     4,159,295
 Collateralized
  mortgage
  obligations              287,754    27,018           -        314,772
                       ____________ ___________ ____________ _____________
   Total available-
    for-sale            22,630,690   251,611    (195,378)    22,686,923
                       ____________ ___________ ____________ _____________
   Total securities   $ 37,308,279   523,428    (379,603)    37,452,104
                        ==========   =======    =========    ==========
(Continued)

                ASSUMPTION BANCSHARES, INC.
                       AND SUBSIDIARY

         Notes to Consolidated Financial Statements


The amortized cost and fair values of securities at December 31, 1996, by remaining contractual maturity are shown below (in thousands of dollars). Expected maturities will differ from contractual maturities on mortgage-backed securities and other securities which may have prepayment provisions.

                                                  Amortized   Fair
                                                    cost      value
                                                  __________ _______
Held-to-maturity:
  Due after one year through five years            $    501     504
  Due after five years through ten years              7,071   7,135
  Due after ten years                                 2,337   2,356
  Mortgage-backed securities and
   collateral mortgage obligations                    3,846   3,993
                                                   ________ ________
     Total held-to-maturity                          13,755  13,988
                                                   ________ ________
Available-for-sale:
  Due in one year or less                             1,639   1,671
  Due after one year through five years               3,631   3,619
  Due after five years through ten years              1,307   1,297
  Mortgage-backed securities and
   collateral mortgage obligations                   13,778  13,752
                                                   ________ ________
     Total available-for-sale                        20,355  20,339
                                                   ________ ________
     Total securities                              $ 34,110  34,327
                                                   ======== ========

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

During  1996,  1995 and 1994, gross gains of $10,001 $40,457 and $55,929, respectively, were realized on sales of securities. Gross losses of $2,505, $49,775 and $104,926 were realized on sales during 1996, 1995 and 1994, respectively.

Securities  having  a   carrying   value   of  approximately
$17,678,000 and $21,609,000 at December 31,  1996  and 1995,
respectively, were pledged to secure public deposits as required by law.

At December 31, 1996, the Bank held no securities issued by a single issuer which exceeded 10% of stockholders' equity. At December 31, 1995, the Bank held securities issued by Assumption Parish totaling $980,000, which exceeded 10% of stockholders' equity.

(Continued)

                ASSUMPTION BANCSHARES, INC.
                       AND SUBSIDIARY

         Notes to Consolidated Financial Statements


(3) Loans and Allowance for Loan Losses
    ____________________________________

A summary of the types of loans follows:

                                           1996          1995
                                           ____          ____
Commercial, financial and
  agricultural                         $  2,680,514   3,497,583
Real estate                              50,412,576  46,695,271
Individuals                               7,737,845   6,893,264
                                       ____________ ___________
                                       $ 60,830,935  57,086,118
                                       ============ ===========

A summary of the changes in the allowance for loan losses for 1996, 1995 and 1994 follows:

                                         1996       1995        1994
                                         ____       ____        ____

     Balance at beginning of year   $  1,195,517  1,103,823  1,129,774
     Provision charged to income          36,000    136,000     60,000
                                    ____________  __________ __________

                                       1,231,517  1,239,823  1,189,774
                                    ____________  __________ __________
     Loans charged-off                  (133,053)   (87,602)  (140,623)
     Recoveries on loans charged-off      91,781     43,296     54,672
                                    ____________  __________ ___________
           Net loans charged-off         (41,272)   (44,306)   (85,951)
                                    ____________  __________ ___________
           Balance at end of year    $ 1,190,245  1,195,517  1,103,823
                                    ============  ========== ===========

The Bank had loans of approximately $850,000 and $853,000 on nonaccrual at December 31, 1996 and 1995, respectively. The amount of additional interest income on nonaccrual loans, which would have been recognized for 1996, 1995 and 1994, had the related loans been performing according to their original terms was not material. Interest income recognized on the cash basis on loans in nonaccrual status was approximately $53,000, $48,500 and $39,000 for 1996, 1995 and 1994, respectively.

At December 31, 1996 and 1995, impaired loans, all of which were on nonaccrual, totaled $850,000 and $853,000, requiring a total impairment allowance of $235,000 and $235,000, respectively. The average recorded investment in impaired loans was approximately $791,000 and $768,000 during the year ended December 31, 1996 and 1995, respectively. For all impaired loans, the impairment amount was measured using the fair value of the underlying collateral.

For purposes of the consolidated statements of cash flows, noncash investing and financing transactions include other real estate and assets acquired in settlement of loans of approximately $54,000, $23,000, and $58,000 during 1996,
1995 and 1994, respectively.

                ASSUMPTION BANCSHARES, INC.
                       AND SUBSIDIARY

         Notes to Consolidated Financial Statements


The Bank has extended loans, in the ordinary course of business, to officers and directors of Bancshares and the Bank, their immediate families and companies in which the directors are principal owners. In the opinion of management, such transactions are on substantially the same terms as those prevailing at the time for comparable transactions with others. The amount of loans to these persons and their interests and the related activity for 1996 and 1995 is summarized as follows:

                                       1996         1995
                                       ____         ____

Balance at beginning of year        $ 1,888,846   1,056,766
Additions                             2,691,550   4,618,705
Payments and renewals                (2,350,380) (3,786,625)
                                    ____________ ___________
Balance at year end                 $ 2,230,016   1,888,846
                                    ============ ===========

(4) Bank Premises and Equipment
    ___________________________

Bank premises and equipment are summarized as follows:

                                         Accumulated
                              Cost       depreciation     Net
                              ____       ____________     ___

December 31, 1996:
 Land                      $  256,532            -       256,532
 Banking houses             1,699,888     (715,368)      984,520
 Leasehold improvements       108,198     (102,420)        5,778
 Furniture and fixtures     2,769,461   (1,924,269)      845,192
                           __________   ___________    __________

                           $4,834,079   (2,742,057)    2,092,022
                           ==========   ===========    ==========

December 31, 1995:
 Land                         256,532            -       256,532
 Banking houses             1,678,007     (667,967)    1,010,040
 Leasehold improvements       108,198      (68,280)       39,918
 Furniture and fixtures     2,708,200   (1,784,409)      923,791
                           __________   ___________    __________

                          $ 4,750,937   (2,520,656)    2,230,281
                           ==========   ===========    ==========
                                                         (Continued)

                ASSUMPTION BANCSHARES, INC.
                       AND SUBSIDIARY

         Notes to Consolidated Financial Statements


(5) Pension Plan
    ____________

The Bank participates in a noncontributory defined-benefit pension plan organized by the Louisiana Bankers' Association, which covers substantially all of its employees. The following table sets forth the plan's funded status and amounts recognized in the Bank's consolidated statements of condition at December 31, 1996 and 1995.

                                            1996        1995
                                            ____        ____
Pension benefit obligation:
Accumulated benefit obligations:
  Vested                               $ 2,154,571   1,866,974
  Nonvested                                110,123     165,697
                                       ____________  __________

                                         2,264,694   2,032,671
Additional benefits based on
 estimated future salary levels            435,876     440,659
                                       ___________   __________

Projected benefit obligation             2,700,570   2,473,330

Plan assets at fair value                2,343,655   2,134,586
                                       ___________   __________
Plan assets less than projected
 benefit obligation                       (356,915)   (338,744)

Unrecognized net asset being amortized
 over 14 years                             446,115     387,737
                                       ___________   __________
Prepaid pension cost included in
 other assets                           $   89,200      48,993
                                       ===========   ==========

Plan assets for the defined benefit pension plan consist primarily of common stocks, corporate bonds, U.S. Government obligations and cash equivalents.

Net pension expense for 1996, 1995 and 1994 included the following:

                                        1996        1995      1994
                                        ____        ____      _____
Service cost - benefits earned
 during the period                    $  57,211     53,927     61,063
Interest cost on projected
 benefit obligation                     175,574    163,421    151,513
Actual return on plan assets           (192,975)  (303,418)    29,188
Amortization of transition assets         8,783    136,132   (202,234)
                                      _________   ________   _________
   Net pension expense                $  48,593     50,062     39,530
                                      =========   ========   =========

(Continued)

                ASSUMPTION BANCSHARES, INC.
                       AND SUBSIDIARY

         Notes to Consolidated Financial Statements


Assumptions used in determining the pension expense for the years ended December 31, 1996, 1995 and 1994 were:

                                             1996       1995    1994
                                             ____       ____    ____

Discount rate                                7.50%      8.05%   7.25%
Rates of increase in compensation
  levels                                     3.50       3.50    4.00
Expected long-term rate of return on
  assets                                     9.00       9.00    9.00
                                            ======     ======  ======

(6) Deposits
    _________

A summary of deposit accounts at December 31, 1996 and 1995 follows:

                                       1996        1995
                                       ----        ----

   Noninterest-bearing            $  14,294,965   12,542,093

   Interest-bearing:
     NOW accounts                    19,740,118   20,518,595
     Money market accounts           10,583,829   10,699,688
     Savings and IRA accounts        21,573,867   22,393,243
     Certificates of deposit
       $100,000 and over              3,650,360    3,577,697
     Other certificates of deposit   30,857,553   28,778,502
     Other time deposits $100,000
       and over                         677,056      838,303
                                    ____________  ___________
                                     87,082,783   86,806,028
                                    ____________  ___________
                                  $ 101,377,748   99,348,121
                                    ============  ===========

Interest expense related to certificates of deposit and other time deposits, $100,000 and over totaled $204,731, $185,470, and $105,364 during 1996, 1995 and 1994, respectively.
                                              (Continued)

                ASSUMPTION BANCSHARES, INC.
                       AND SUBSIDIARY

         Notes to Consolidated Financial Statements


(7) Other Expenses
    ______________

Details of other expenses are as follows:

                                            1996       1995        1994
                                            ____       ____        ____

   Salaries and employee benefits       $ 1,835,239  1,797,053   1,709,801
   Repairs and maintenance                  284,207    277,247     241,800
   Depreciation                             221,400    201,625     199,800
   Stationery and supplies                  180,960    195,577     190,886
   Occupancy                                154,767    149,663     142,037
   Data processing                           17,889     19,930      17,753
   Professional services                    386,965    202,413     162,420
   Directors' fees                          107,250     91,550      91,600
   FDIC insurance and state
     assessments                             24,198    130,024     239,968
   Taxes, other than on income              113,252     88,026      75,017
   Telephone                                 68,138     79,683      83,378
   Postage                                   59,720     60,000      61,783
   Other real estate                          3,892     29,004      93,544
   Conventions and seminars                  29,200     30,261      43,796
   Advertising and marketing                109,341    104,934      92,297
   Other                                    126,971    124,639      93,455
                                        ___________  _________   __________
                                        $ 3,723,389  3,581,629   3,539,335
                                        ===========  =========   ===========
 (8) Income Taxes
     ____________

Income tax expense for the years ended December 31, 1996, 1995 and 1994 consists of:

                                                1996       1995        1994
                                                ____       ____        ____

  Income from continuing operations:
         Current                              $ 366,060   253,850    292,560
         Deferred                                53,984   (37,831)   (17,701)
                                              __________ _________  _________
                                                420,044   216,019    274,859

  Deferred tax expense (benefit)
         recorded in stockholders'
         equity for unrealized gains
         (losses) on securities
         available-for-sale                     (24,608)  303,400   (423,981)
                                             ___________ _________ __________
                                              $ 395,436   519,419   (149,122)
                                             =========== ========= ==========

                ASSUMPTION BANCSHARES, INC.
                       AND SUBSIDIARY

         Notes to Consolidated Financial Statements


Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rates to income before income taxes as a result of the following:

                                              1996     1995      1994
                                              ____     ____      ____

   U.S. federal income tax rate                34%      34%       34%

   Computed "expected" income tax       $ 528,036  439,884   474,432
   Increase (decrease) in income taxes
     resulting from:
         Tax-exempt interest             (258,182)(249,440) (173,066)
         Non-deductible professional fees  61,200        -         -
         Other, net                        88,990   25,575   (26,507)
                                        __________ ________ __________
            Total income tax expense    $ 420,044  216,019   274,859
                                        ========== ======== ==========

The tax effects of temporary differences that give rise to the net deferred tax asset at December 31, 1996 and 1995 are presented below:

                                                  1996        1995
                                                  ____        ____

   Deferred tax assets:
     Allowance for possible loan losses        $ 278,951    266,635
     Unrealized losses on securities
       available-for-sale                          5,488          -
     Other real estate due to writedowns          21,608     21,608
     Minimum tax credit carryforward                   -     19,438
     Other                                           488      3,316
                                              ___________ __________
         Total deferred tax assets               306,535    310,997
                                              ___________ __________
   Deferred tax liabilities:
     Unrealized gains on securities
       available-for-sale                              -     19,120
     Bank premises and equipment, principally
       due to differences in cost basis and
       depreciation                               77,867     60,367
     Securities, principally due to differences
       cost basis and discount accretion          90,553     76,953
     Pension, principally due to accrual for
       tax and not financial reporting purposes   31,135     18,201
                                              ___________ __________
         Total deferred tax liabilities          199,555    174,641
                                              ___________ __________
         Net deferred tax asset                $ 106,980    136,356
                                              =========== ==========

No valuation allowance was recorded against the deferred tax asset because management believes that it is more likely than not that the net deferred tax asset will be realized in full.

                ASSUMPTION BANCSHARES, INC.
                       AND SUBSIDIARY

         Notes to Consolidated Financial Statements


(9) Parent Company Condensed Financial Information
    _______________________________________________

Summarized financial information for Assumption Bancshares, Inc. (parent company only) follows:

                       Balance Sheets
                       --------------
           Assets                                  December 31,
           ------                                  ------------
                                                 1996        1995
                                                 ----        ----

Cash                                         $     704       1,854
Investment in 100% of the outstanding
  common stock of bank subsidiary            9,834,430   9,164,045
                                             _________   _________
                                           $ 9,835,134   9,165,899
                                            ==========   =========
      Liabilities and Stockholders' Equity
      ____________________________________

Stockholders' equity:
  Common stock                                 800,000     800,000
  Paid-in capital                              450,000     450,000
  Retained earnings                          8,595,789   7,878,785
  Unrealized gain (loss) on securities,
    net of income taxes                        (10,655)     37,114
                                            ___________ __________
                                           $ 9,835,134   9,165,899
                                            =========== ==========
                  Statements of Operations
                  ________________________

                                            Years ended December 31,
                                            ________________________
                                           1996      1995       1994
                                           ----      ----       ----
Equity in net income
  of bank subsidiary                  $ 1,135,154  1,077,756  1,167,955
Assessments from state banking
  commission                               (2,150)      (525)    (1,736)
                                      ____________ __________ __________
     Net income                       $ 1,133,004  1,077,231  1,166,219
                                      ============ ========== =========
                                                           (Continued)

                ASSUMPTION BANCSHARES, INC.
                       AND SUBSIDIARY

         Notes to Consolidated Financial Statements


                  Statements of Cash Flows
                  ------------------------

                                              Years ended December 31,
                                              ------------------------
                                             1996        1995        1994
                                             ----        ----        ----

Net income                               $ 1,133,004   1,077,231   1,166,219
  Adjustments to reconcile net income
    to net cash used by operating
    activities:
      Equity in net income of
        bank subsidiary                   (1,135,154) (1,077,756) (1,167,955)
                                          ___________ ___________ ___________
Net cash used by operating
  activities                                  (2,150)       (525)     (1,736)
                                          ___________ ___________ ___________
Cash used in financing activities -
  dividends paid to shareholders            (416,000)    (416,000)  (360,000)
                                          ___________ ____________ __________
Cash provided by investing activities -
  dividends received from subsidiary         417,000      416,000    364,000
                                          ___________ ____________ __________

Net increase (decrease) in cash               (1,150)        (525)     2,264

Cash at beginning of year                      1,854        2,379        115
                                          ___________ ____________ ___________
Cash at end of year                        $     704        1,854      2,379
                                          =========== ============ ===========

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

(10) Commitments
     -----------

The Bank is a party to financial instruments with off-balance-sheet risk which are executed in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate (market) risk in addition to the amounts reflected in the accompanying consolidated statements of condition.

The Bank's exposure to loss in the event of nonperformance by the other parties to these financial instruments is limited to the contractual amount of such instruments. The Bank employs the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.
                                            (Continued)

                ASSUMPTION BANCSHARES, INC.
                       AND SUBSIDIARY

         Notes to Consolidated Financial Statements


  Financial instruments whose contract amounts represent credit risk as of December 31, 1996 and 1995 are as follows:

                                                1996       1995
                                                ----       ----

Commitments to extend credit                $ 3,530,235  4,185,759
Stand-by letters of credit                      923,807  1,016,624
                                            ___________  __________
                                            $ 4,454,042  5,202,383
                                            ===========  ==========

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

(11) Fair Value of Financial Instruments
     -----------------------------------

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

                ASSUMPTION BANCSHARES, INC.
                       AND SUBSIDIARY

         Notes to Consolidated Financial Statements


The  estimated  fair  value   of  financial  instruments  at
December 31, 1996 is as follows (in thousands of dollars):

                                          Carrying      Fair
                                           Amount       Value
                                           ------       -----

Financial assets:
  Cash and cash equivalents              $  14,667      14,667
  Interest-bearing deposits                     99          99
  Securities:
     Held-to-maturity                       13,755      13,988
     Available-for-sale                     20,339      20,339
  Loans receivable, net                     59,641      60,584

Financial liabilities - deposits           101,378     101,414
                                         =========     =======

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and cash equivalents: The carrying amounts reported in the consolidated balance sheet for cash and short-term instruments approximate those assets' fair values. The Bank's investment in interest-bearing deposits with maturities of greater than three months are quoted at market value.

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

Deposits: The carrying value for all deposits without fixed maturities, and for time deposits with maturities of three months or less, is considered to approximate fair value. The fair value for time deposits greater than $100,000 with maturities greater than three months as well as time deposits less than $100,000 is based upon the appropriate discount rate for similar pools. The fair value of demand deposits is the amount payable on demand, and is not adjusted for any value derived from retaining those deposits for an expected future period of time. That component, commonly referred to as deposit base intangible, was not estimated at December 31, 1996 and is not considered in the fair value amounts nor is it recorded as an intangible asset in the statement of condition.
                                         (Continued)

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

(12) Regulatory Capital
     ------------------

The Bank's regulatory capital is summarized as follows:

                                              1996          1995
                                              ----          ----

Tier I capital                            $  9,834,430   9,164,045
Tier II capital                                695,080     668,606
                                          ____________  ___________
   Total capital                          $ 10,529,510   9,832,651
                                          ============  ===========

Risk adjusted assets                      $ 55,606,399  53,488,441
                                          ============  ===========

                             Regulatory Minimums
                             -------------------
                           Adequately      Well
                           capitalized  capitalized
                           -----------  ------------
Risk-based capital ratios:
    Tier I                      4%           6%        17.69%   17.13%
    Total                       8           10         18.94    18.38
Tier I leverage ratio           4            5          9.17     8.64

The Bank's risk-based capital and Tier I leverage ratios substantially exceed the regulatory required minimums at December 31, 1996 and 1995.

(13) Pending Merger
     --------------

On November 20, 1996, the Boards of Directors of Assumption Bancshares, Inc. and ArgentBank announced that they have unanimously approved a Definitive Agreement which provides for the merger of Assumption Bank and Trust, a wholly-owned subsidiary of Assumption Bancshares, Inc. with ArgentBank for $21.5 million, or approximately $134 per share, payable in a combination of cash and ArgentBank common stock. The transaction is subject to regulatory and shareholder approvals and the satisfaction of certain other conditions. ArgentBank is headquartered in Thibodaux, Louisiana and operates in Lafourche, Terrebonne and Assumption parishes.

Item 9 - Disagreements on Accounting and Financial Disclosure
         ----------------------------------------------------

There have been no changes or disagreements with the Company's independent certified public accountants on any matter of accounting principles or practice, financial statement disclosure or auditing scope or procedure within the twenty-four months prior to December 31, 1996.

PART III

Item 10.          Directors and Executive Officers of the Registrant

Information with Respect to Directors

      The following table sets forth certain information with respect to each director of the Company. Each person has been engaged in the principal occupation shown for the past five years. All of the directors are also directors of Assumption Bank & Trust Company (the "Bank"), the sole subsidiary of the Company.

                                                                     First
Name                        Age            Principal Occupation           Elected
----                        ---                or Employment              Director
                                               -------------              --------
F. N. Carrier, Jr.           81    Retired; Investor                        1958
Ridley J. Gros, Phd.         55    Dean, College of Business                1991
                                   Administration, Nicholls State
                                   University
Leonard C. Guedry, Jr.       47    President, Leonard Guedry Insurance      1991
                                   Agency, Inc.; Owner, Guedry Real
                                   Estate Agency
Robert J. Tregre             52    President, Robert's Food Store, Inc.     1991
                                   (Retail Outlet)
Patrick E. Cancienne, Sr.(1) 67    Retired; for more than five years        1982
                                   prior to March 1, 1995 he
                                   served as President, Savoie
                                   Industries, Inc. (sugar cane growers
                                   and processors)
Joseph H. Montero, II        62    President and Chief Executive Officer    1972
                                   of the Company and the Bank
Clarence J. Savoie, II(1)    49    Chairman of the Board of the Company     1987
                                   and the Bank since 1995; President,
                                   C.J. Savoie Consulting Engineers, Inc.
Stanley S. Sternfels         62    President, Economical Wholesale, Inc.    1983
                                   (wholesale grocery company)
Nelson A. Cox, Sr., M.D.     84    Physician; Coroner of Assumption         1965
                                   Parish
Felix H. Savoie, Jr.(1)      65    Attorney at Law; Vice President -        1993
                                   Dugas & LeBlanc Ltd. (sugar cane
                                   growers and processors)
Nicess P. Templet            69    Retired; Investor; Former owner of       1987
                                   Griffin's AG, Inc. (retail grocer)
Risley C. Triche             68    Attorney at Law                          1972

________________
(1)   Mr. Cancienne, Mr. C. Savoie and Mr. F. Savoie are cousins.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Exchange Act requires the Company's directors and executive officers to file with the Securities and Exchange Commission initial reports of beneficial ownership, and changes in beneficial ownership, of the Common Stock. In 1996, Felix H. Savoie, Jr., a director of the Company, inadvertently failed to file a report required by Section 16(a) of the Exchange Act reporting one transaction related to the acquisition of shares of Common Stock.

Item 11.          Executive Compensation

Summary of Executive Compensation

      The   following   table   provides  certain  information  regarding  the
compensation of Joseph H. Montero, II, President and Chief Executive Officer of the Company and the Bank, for each of the preceding three years.


                          Summary Compensation Table

                                      Annual Compensation
                                      -------------------          Other
        Name and                                                   Annual
   Principal Position        Year         Salary      Bonus    Compensation(1)
   ------------------        ----         ------      -----    ---------------
Joseph H. Montero, II,       1996        $103,555     $4,900       $6,750
  President and Chief        1995         103,555      5,300        6,000
  Executive Officer          1994         103,555      6,000        6,000

_______________________

(1)   Consists of director fees.
                           ________________________


Compensation of Directors

      Directors do not receive fees for attending meetings of the Company's Board. Each director of the Bank receives a fee of $500 per month if present and $250 per month if not present at the Bank's board meetings. Bank committee meetings are held from time to time as necessary, and directors, other than the President and Chief Executive Officer, are paid $100 per committee meeting attended.

Item 12.          Security   Ownership   of   Certain  Beneficial  Owners  and
                  Management

      The following table sets forth certain information concerning the beneficial ownership of the Common Stock of the Company by (i) each director,
(ii) each executive officer named in the Summary Compensation Table and (iii) all directors and executive officers of the Company as a group, as of February
28,  1997.   Beneficial ownership of the shares of  Common  Stock  has  been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 (the "Exchange Act"). Unless otherwise indicated, all shares shown as beneficially owned are held with sole voting and investment power.

Name                                    Shares             Percent
                                     Common Stock             of
                                     Beneficially           Class
                                        Owned
F. N. Carrier, Jr.                      1,790                1.12%
Ridley J. Gros, Phd.                      200                   *
Leonard C. Guedry, Jr.                    200                   *
Robert J. Tregre                          400                   *
Patrick E. Cancienne, Sr.               1,300                   *
Joseph H. Montero, II                   2,000                1.25%
Clarence J. Savoie, II                    925(1)                *
Stanley S. Sternfels                    1,250                   *
Nelson A. Cox, Sr., M.D.                1,870                1.17%
Felix H. Savoie, Jr.                    1,090                   *
Nicess P. Templet                         978                   *
Risley C. Triche                        1,293(2)                *
All Directors and Executive Officers
  as a Group (13 Persons)              13,601                8.50%

_______________________
* Less than one percent.
(1)   Includes  60  shares as to which Mr. Savoie shares voting and investment power.
(2)   Includes 50 shares  as  to which Mr. Triche shares voting and investment power.
                           ________________________

      Management is not aware of any person or group of persons who beneficially owns more than five percent of the Common Stock.


Item 13.          Certain Relationships and Related Transactions

      Directors and executive officers of the Company and the Bank and their associates have been customers of and have had loan transactions with the Bank, and such transactions are expected to continue in the future. In the opinion of management, all loans to such persons were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others, and did not involve when made and have not involved since they were made, more than the normal risk of collectibility or present other unfavorable features.

PART IV

Item 14 - Exhibits, Financial Statements, Schedules and Reports on Form 8-K
          -----------------------------------------------------------------

(a) 1. Financial Statements
       --------------------

       Independent Auditors' Report

       Consolidated Statements of Condition as of December 31, 1996 and 1995

       Consolidated  Statements  of  Operations for the years ended
         December 31, 1996, 1995, and 1994

       Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1995, and 1994

       Consolidated Statements of  Cash  Flows  for the years ended
         December 31, 1996, 1995, and 1994

       Notes to Consolidated Financial Statements for the years ended December 31, 1996, 1995, and 1994

     2. Financial Statement Schedules
        -----------------------------

All schedules have been omitted because they are not applicable or the required information is presented in the consolidated financial statements or notes thereto.

     3.  Exhibits
         ________

         2.1 Agreement and Plan of Merger by and among Argent Bank and Assumption Bancshares, Inc. and Assumption Bank & Trust Company.

         3(i) Articles of Incorporation of Bancshares (incorporated by reference to Exhibit 3(i) to Bancshares Form 10-K for the year ended December 31, 1994.)

         3(ii) Bylaws of Bancshares (incorporated by reference to Exhibit 3(ii) to Bancshares Form 10-K for the year ended December 31, 1994.

         21 Subsidiaries of Bancshares (incorporated by reference to Bancshares Form 10-K for the year ended December 31, 1994.)

         27     Financial Data Schedule.



(b)  Reports on Form 8-K
     -------------------

   No reports on Form 8-K were filed by Bancshares during the quarter ended December 31, 1996.

                         SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Bancshares duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ASSUMPTION BANCSHARES, INC.

                                By: /s/ Joseph H. Montero
                                    ________________________
                                        Joseph H. Montero
                               President and Chief Executive Officer
                               (Principal Executive and Financial
                                            Officer)



Dated: February 19, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                           Title                 Date
_________                           _____                 ____

/s/ Clarence J. Savoie, II
__________________________
    Clarence J. Savoie, II   Chairman of the Board   February 19, 1997


/s/ Patrick E. Cancienne, Sr.
_____________________________
    Patrick E. Cancienne, Sr.     Director            February 19, 1997


/s/ F. N. Carrier, Jr.
_____________________________
   F. N. Carrier, Jr.             Director            February 19, 1997


/s/ Dr. Nelson A. Cox, Sr.
_____________________________
    Dr. Nelson A. Cox, Sr.        Director            February 19, 1997


/s/ Dr. Ridley J. Gros
_____________________________
    Dr. Ridley J. Gros            Director            February 19, 1997


/s/ Felix H. Savoie, Jr.
_____________________________
    Felix H. Savoie, Jr.          Director            February 19, 1997


/s/ Risley C. Triche
_____________________________
    Risley C. Triche              Director            February 19, 1997

/s/ Stanley S. Sternfels
_____________________________
    Stanley S. Sternfels          Director            February 19, 1997


/s/ Joseph H. Montero
_____________________________
    Joseph H. Montero             Director            February 19, 1997


/s/ Leonard C. Guedry, Jr.
_____________________________
    Leonard C. Guedry, Jr.       Director             February 19, 1997


/s/ Robert J. Tregre
_____________________________
    Robert J. Tregre             Director             February 19, 1997


/s/ Nicess P. Templet
_____________________________
    Nicess P. Templet           Director              February 19, 1997

                           EXHIBIT INDEX

        Exhibit
          No.             Description
        _______           ____________

         2.1 Agreement and Plan of Merger by and among Argent Bank and Assumption Bancshares, Inc. and Assumption Bank & Trust Company.

         3(i) Articles of Incorporation of Bancshares (incorporated by reference to Exhibit 3(i) to Bancshares Form 10-K for the year ended December 31, 1994.

         3(ii) Bylaws of Bancshares (incorporated by reference to Exhibit 3(ii) to Bancshares Form 10-K for the year ended December 31, 1994.

         21 Subsidiaries of Bancshares (incorporated by reference to Bancshares Form 10-K for the year ended December 31, 1994.)

         27     Financial Data Schedule.