Form 10-Q
period 1997-03-31
ASSUMPTION BANCSHARES INC
filed 1997-05-13
CIK 742356

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR QUARTER ENDED MARCH 31, 1997


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

YES   X    NO


            Number of shares outstanding as of March 31, 1997:

                          160,000 Common Shares




                   Independent Auditors' Review Report


The Board of Directors
Assumption Bancshares, Inc.:


We have reviewed the accompanying condensed consolidated statement of condition of Assumption Bancshares, Inc. and subsidiary as of March 31, 1997, and the related condensed consolidated statements of income, changes in stockholders' equity and cash flows for the three-month periods ended March 31, 1997 and 1996. These condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of condition of Assumption Bancshares, Inc. and subsidiary as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 11, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of condition as of December 31, 1996, is fairly stated, in all material respects, in relation to the consolidated statement of condition from which it has been derived.



KPMG PEAT MARWICK LLP

New Orleans, Louisiana
May 1, 1997

                         ASSUMPTION BANCSHARES, INC.

                Condensed Consolidated Statements of Condition

                     March 31, 1997 and December 31, 1996

                                                       March 31,     December 31,
                     Assets                              1997            1996
                     ------                              ----            ----
                                                     (Unaudited)
Cash and due from banks                               $   6,808,142       4,266,633
Federal funds sold                                       10,555,000      10,400,000
                                                      -------------   -------------
            Cash and cash equivalents                    17,363,142      14,666,633

Interest-bearing time deposits                               99,000          99,000
Securities:
   Held-to-maturity (market value of $13,620,000
     and $13,988,000 at March 31, 1997 and
     December 31, 1996, respectively)                    13,491,244      13,754,817
   Available-for-sale (amortized cost of $19,777,000
     and $20,356,000 at March 31, 1997 and
     December 31, 1996, respectively)                    19,621,227      20,339,424

Loans                                                    59,475,573      60,830,935
   Less allowance for loan losses                         1,197,607       1,190,245
                                                      -------------   -------------

            Net loans                                    58,277,966      59,640,690

Other real estate                                            30,194          30,194
Bank premises and equipment, net                          2,035,637       2,092,022
Accrued interest receivable                                 763,850         850,752
Other assets                                                385,617         328,650
                                                      -------------   -------------

                                                      $ 112,067,877     111,802,182
                                                      =============   =============

      Liabilities and Stockholders' Equity
      ------------------------------------

Deposits:
   Noninterest-bearing demand                            15,352,359      14,294,965
   NOW accounts                                          19,262,991      19,740,118
   Money market accounts                                  9,758,136      10,583,829
   Savings and IRA accounts                              21,370,604      21,573,867
   Certificates and other time deposits, $100,000
     and over                                             4,693,021       4,327,416
   Other certificates of deposit                         30,808,596      30,857,553
                                                      -------------   -------------
                                                        101,245,707     101,377,748

Accrued interest payable                                    367,341         368,598
Other liabilities and accrued expenses                      377,651         220,702
                                                      -------------   -------------

         Total liabilities                              101,990,699     101,967,048

Stockholders' equity:
   Common stock                                             800,000         800,000
   Paid-in capital                                          450,000         450,000
   Retained earnings                                      8,929,408       8,595,789
   Net unrealized loss on securities                      (102,230)        (10,655)
                                                      -------------   -------------

         Total stockholders' equity                      10,077,178       9,835,134
                                                      -------------   -------------
                                                      $ 112,067,877     111,802,182
                                                      =============   =============

See accompanying notes to condensed consolidated financial statements.



                         ASSUMPTION BANCSHARES, INC.

                 Condensed Consolidated Statements of Income
                                 (Unaudited)

                  Three months ended March 31, 1997 and 1996


                                                         1997         1996
                                                         ----         ----
Interest income:
   Interest and fees on loans                        $ 1,359,199    1,314,358
   Interest on securities:
     Taxable                                             326,316      392,228
     Exempt from federal income taxes                    182,160      184,101
   Interest on federal funds sold                        140,083       89,185
   Interest on deposits with banks                         1,465        1,481
                                                     -----------   ----------
           Total interest income                       2,009,223    1,981,353

Interest expense on deposits                             804,376      809,569
                                                     -----------   ----------

           Net interest income                         1,204,847    1,171,784

Provision for loan losses                                  9,000        9,000
                                                     -----------   ----------

           Net interest income after provision
             for loan losses                           1,195,847    1,162,784

Other income                                             137,941      146,031
Other expenses                                         (884,169)    (884,378)
                                                     -----------   ----------

           Income before income taxes                    449,619      424,437

Income tax expense                                       116,000       83,400
                                                     -----------   ----------

           Net income                                $   333,619      341,037
                                                     ===========   ==========
Per share data:

   Net income                                        $      2.09         2.13
                                                     ===========   ==========

   Number of shares used in computation                  160,000      160,000
                                                     ===========   ==========


See accompanying notes to condensed consolidated financial statements.



                         ASSUMPTION BANCSHARES, INC.

     Condensed Consolidated Statements of Changes in Stockholders' Equity
                                 (Unaudited)

                  Three months ended March 31, 1997 and 1996


                                                                                  Net
                                                                      unrealized      Total
                                    Common     Paid-in    Retained    gain (loss)  stockholders'
                                    stock      capital    earnings   on securities    equity
                                    -----      -------    --------   -------------    ------
Balances at December 31, 1995     $ 800,000    450,000    7,878,785      37,114     9,165,899

Net income for three months
   ended March 31, 1996                 -          -        341,037         -         341,037

Change in net unrealized
   gain (loss) on securities            -          -            -      (174,351)     (174,351)
                                  ---------    -------    ---------    --------     ---------

Balances at March 31, 1996        $ 800,000    450,000    8,219,822    (137,237)    9,332,585
                                  =========    =======    =========    ========     =========

Balances at December 31, 1996       800,000    450,000    8,595,789     (10,655)    9,835,134

Net income for three months
   ended March 31, 1997                 -          -        333,619         -         333,619

Change in net unrealized loss
   on securities                        -          -            -       (91,575)      (91,575)
                                  ---------    -------    ---------    --------     ---------

Balances at March 31, 1997        $ 800,000    450,000    8,929,408    (102,230)   10,077,178
                                  =========    =======    =========    ========     =========


See accompanying notes to condensed consolidated financial statements.



                         ASSUMPTION BANCSHARES, INC.

               Condensed Consolidated Statements of Cash Flows
                                 (Unaudited)

                  Three months ended March 31, 1997 and 1996

                                                         1997         1996

Cash flows from operating activities:
   Net income                                       $   333,619      341,037
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                      56,385       55,350
       Provision for loan losses                          9,000        9,000
       Net gain on sale of securities                       -        (7,760)
       Decrease in accrued interest receivable           86,902       13,546
       Increase (decrease) in accrued interest
         payable                                         (1,257)      43,270
       Increase in other assets and other
         liabilities                                    147,157      207,930
                                                    -----------   ----------

           Net cash provided by operating
             activities                                 631,806      662,373
                                                    -----------   ----------

Cash flows from investing activities:
   Proceeds from sales of securities available-
     for-sale                                               -      1,749,568
   Maturities of and principal payments
     on securities held-to-maturity                     263,573      151,688
   Purchases of securities available-for-sale               -     (2,780,211)
   Maturities of and principal payments
     on securities available-for-sale                   579,447      916,751
   Loans originated, net of principal
     collections                                      1,352,141   (1,678,985)
   Proceeds from sales of other real estate               1,583        8,672
   Capital expenditures                                     -        (14,315)
                                                    -----------   ----------

           Net cash provided by (used in)
             investing activities                     2,196,744   (1,646,832)
                                                    -----------   ----------

Cash flows from financing activities:
   Net decrease in demand deposits, NOW accounts,
     money market accounts and savings accounts        (448,689)  (2,143,547)
   Net increase in certificates of deposit and
     other time deposits of $100,000 and over           316,648      689,278
                                                    -----------   ----------
           Net cash used in financing activities       (132,041)  (1,454,269)
                                                    -----------   ----------
           Net increase (decrease) in cash and
             cash equivalents                         2,696,509   (2,438,728)

Cash and cash equivalents at beginning of
   period                                            14,666,633   12,243,399
                                                    -----------   ----------

Cash and cash equivalents at end of period          $17,363,142    9,804,671
                                                    ===========   ==========
Supplemental disclosures -
   interest paid                                    $   805,633      766,299
                                                    ===========   ==========

See accompanying notes to condensed consolidated financial statements.



                       ASSUMPTION BANCSHARES, INC.

           Notes to Condensed Consolidated Financial Statements

                Three months ended March 31, 1997 and 1996


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

Accounting by Creditors for Impairment of a Loan

Pursuant to Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan (SFAS No. 114) and Statement of Financial Accounting Standards No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures (SFAS No. 118), a loan is considered to be impaired when it is probable that a creditor will be unable to collect principal and interest amounts due according to the contractual terms of the loan agreement. When a loan is impaired, the measurement of its impairment can be determined in one of three ways, as follows: (1) the present value of the expected cash flows of the loan discounted at the loan's original effective interest rate, (2) the observable market price of the impaired loan, or (3) the fair value of the collateral of a collateral-dependent loan. The amount by which the recorded investment in the loan exceeds the measure of the impaired loan is recognized by recording a valuation allowance with a corresponding charge to the provision for possible credit losses.

At March 31, 1997, the recorded investment in loans that is considered to be impaired under SFAS No. 114 was $651,000, all of which were on nonaccrual, for which the related allowance for possible credit losses was $115,000. The average recorded investment in impaired loans during the first quarter of 1997 was approximately $777,000. The Bank has recognized $7,600 interest income on those impaired loans in the first quarter of 1997. For all impaired loans, the impairment amount was measured using the fair value of the underlying collateral.

Earnings Per Share

Earnings per share have been computed on the basis of the weighted average number of shares outstanding.

Reclassification

Certain reclassifications were made to the condensed consolidated financial statements of prior periods to conform with the 1997 presentation.


                       ASSUMPTION BANCSHARES, INC.

                 Management's Discussion and Analysis of
              Financial Condition and Results of Operations


Results of Operations

Net interest income for the three month period ended March 31, 1997 was slightly higher than amounts for the three-month period ended March 31, 1996. The Bank achieved a higher rate on earning assets due to an increase in the loan portfolio since March 31, 1995. This increase in income earned was offset by higher balances on interest bearing liabilities. The Bank's net interest margins were 4.07% and 4.17% at March 31, 1997 and 1996, respectively.

The first quarter 1997 provision for loan losses was $9,000, consistent with the first quarter of 1996. This relatively low provision is due to the continued low level of charge-offs experienced by the Bank. Net charge offs for the three months ended March 31, 1997 were $1,600. Additionally, the Bank's allowance for loan losses as a percentage of gross loans has remained consistent at 2.01% and 1.96% at March 31, 1997 and December 31, 1996, respectively. Management evaluates the adequacy of the allowance for loan losses on an ongoing basis and believes, based on its analysis, that the allowance is adequate to absorb losses in the portfolio.

Changes in the total allowance for loan losses for the three months ended March 31, 1997 and 1996 were as follows:

                                                      Three months ended
                                                       1997        1996
                                                       ----        ----

    Balance at beginning of period                 $ 1,190,245   1,195,517

    Charge-offs                                        (14,345)    (21,514)
    Recoveries                                          12,707      23,636
                                                   -----------   ---------
       Net recoveries (charge-offs)                     (1,638)      2,122

    Provision for loan losses                            9,000       9,000
                                                   -----------   ---------
       Balance at end of period                    $ 1,197,607   1,206,639
                                                   ===========   =========

Other expenses at March 31, 1997 totaled $884,000, consistent with the first quarter 1996.

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

Net earnings for the first quarter 1997 of $334,000 increased the Bank's stockholders' equity while the unrealized losses on securities classified as available-for-sale increased by $92,000, resulting in a net increase in equity for the first three months of 1997 of $242,000. Management is not aware of any recommendations by regulatory authorities or other matters which are reasonably likely to have a material effect on the Bank's capital resources, liquidity or operations.

Securities, comprised primarily of obligations of states and municipalities and government guaranteed mortgage-backed securities, represented 30% of total assets at March 31, 1997 and DecemberE31, 1996. The securities portfolio is managed with the primary objective of generating interest income while maintaining an appropriate level of asset liquidity and controlling the Bank's net interest rate risk position.

The market value of the securities portfolio at March 31, 1997 was 100.4% of book value, compared to 100.7% at December 31, 1996. Management does not anticipate any significant effect on future earnings, liquidity or capital resources as a result of the amounts of unrealized gains or unrealized losses in the securities portfolio.

Securities Available-for-Sale

As of March 31, 1997, management has classified securities with an aggregate amortized cost of $19,777,000 and a market value of $19,621,000 as available-for-sale.

Falling bond prices caused a decrease in the market values of these securities during the first quarter. Management considers the unrealized losses in the securities portfolio to be temporary in nature. A net unrealized loss, net of tax, decreased stockholdersO equity by $102,000 at March 31, 1997. The net unrealized loss before taxes included gross unrealized gains of $158,000 and gross unrealized losses of $313,000. StockholdersO equity reflected net unrealized losses, net of tax, of $11,000 at December 31, 1996 and $137,000 at March 31, 1996.

Asset Quality

Nonperforming assets, which include nonaccrual loans, restructured loans and foreclosed assets, totaled $681,000 at March 31, 1997, compared to $775,000 at March 31, 1996, $880,000 at year-end 1996, and $1,242,000 at September 30,
1996.

As a percentage of total loans plus foreclosed assets, nonperforming assets were 1.1% at March 31, 1997, compared to 1.3% a year ago, 1.4% at year-end 1996, and 2.0% at September 30, 1996.


The following table sets forth the past due and nonaccrual loans (in thousands of dollars):

                                                              March 31,
                                                          1997         1996
                                                         ------       ------
   Loans past due 90 days or more                        $  61          142

   Nonaccrual loans, all of which are impaired:
     Real estate                                           542          731
     Individual                                            109            -

                                                         $ 651          731

Nonaccrual loans at March 31, 1997 have decreased slightly compared to MarchE31, 1996, and were down approximately $199,000 compared to year-end 1996.

Loans are placed on nonaccrual status when managementOs assessment of the borrowersO financial condition indicates that collection of interest is doubtful. In making this determination, management considers current economic and business conditions, the nature of the collateral, collection efforts and regulatory guidelines.

Management has identified approximately $228,000 of potential problem loans, which are loans for which payments are contractually current but the borrowers are currently experiencing financial difficulties at March 31, 1997, which are not otherwise identified as past due or nonaccrual.

The allowance for possible loan losses as a percent of nonperforming loans was 184%, 140%, 99%, and 165% at March 31, 1997, December 31, 1996, September
30, 1996, and March 31, 1996, respectively. Management has determined that the allowance for possible loan losses at March 31, 1997, is adequate to cover losses inherent in its loan portfolio.

The amount of additional interest income on nonaccrual loans, which would have been recognized for the three months ended March 31, 1997 and 1996, had the related loans been performing according to their original terms was not material. Interest income recognized on the cash basis on loans in nonaccrual status was approximately $7,600 and $16,500 for the three months ended MarchE31, 1997 and 1996, respectively.

Pending Merger

On November 20, 1996, the Boards of Directors of Assumptions Bancshares, Inc. and ArgentBank announced that they had unanimously approved a Definitive Agreement which provides for the merger of Assumption Bank and Trust Company, a wholly-owned subsidiary of Assumption Bancshares, Inc., with ArgentBank for $21.5 million, or approximately $134 per share, payable in a combination of cash and ArgentBank common stock. The transaction is subject to regulatory and shareholder approvals and the satisfaction of certain other conditions. ArgentBank is headquartered in Thibodaux, Louisiana and operates in Lafourche, Terrebonne and Assumption parishes.



                                 PART II


Items 1 through 5 are not applicable.

Item 6. Exhibits and Reports on Form 8-K. No Form 8-K was required to be filed during the quarter ended March 31, 1997.


                                SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          /s/ Joseph H. Montero
                                          --------------------------------
                                            Joseph H. Montero
                                            President and
                                            Chief Executive Officer


                                          Date:  May  , 1997